Form 10-Q
period 2010-09-30
Cloud Peak Energy Resources LLC
filed 2010-11-10
CIK 1493144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:  001-34547

Cloud Peak Energy Resources LLC

(Exact name of registrant as specified in its charter)

Delaware	26-4073917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

(307) 687-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Approximately 51.7% of the membership units of Cloud Peak Energy Resources LLC outstanding as of October 31, 2010 are held by Cloud Peak Energy Inc.  The remaining 48.3% are held by Rio Tinto Energy America and an affiliate.

CLOUD PEAK ENERGY RESOURCES LLC

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$287,712	$268,316
Restricted cash	218,397	80,180
Accounts receivable, net	87,537	82,809
Due from related parties	—	8,445
Inventories	66,706	64,199
Deferred income taxes	462	—
Other assets	14,867	6,431
Total current assets	675,681	510,380
Non-current assets
Property, plant and equipment, net	965,130	987,143
Intangible assets, net	—	3,197
Goodwill	35,634	35,634
Deferred income taxes	2,699	—
Other assets	38,762	39,657
Total assets	$1,717,906	$1,576,011
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$51,652	$57,304
Royalties and production taxes	134,302	102,912
Accrued expenses	55,068	47,596
Due to related parties	6,232	—
Current portion of federal coal lease obligations	54,394	50,768
Other liabilities	4,543	4,514
Total current liabilities	306,191	263,094
Non-current liabilities
Senior notes	595,592	595,321
Federal coal lease obligations, net of current portion	67,387	118,289
Asset retirement obligations, net of current portion	181,437	175,940
Other liabilities	29,249	24,798
Total liabilities	1,179,856	1,177,442
Commitments and contingencies (Note 7)
Equity
Managing member’s equity	288,531	216,857
Rio Tinto member’s equity	269,446	202,728
Accumulated other comprehensive loss	(19,927)	(21,016)
Total members’ equity	538,050	398,569
Total liabilities and members’ equity	$1,717,906	$1,576,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$372,364	$357,241	$1,024,960	$1,061,286
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	262,166	228,906	719,007	703,725
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
Selling, general and administrative expenses	16,514	19,564	47,159	49,075
Total costs and expenses	308,014	283,981	854,478	854,355
Operating income	64,350	73,260	170,482	206,931
Other income (expense)
Interest income	184	86	411	228
Interest expense	(11,404)	(61)	(36,186)	(1,007)
Other, net	84	(50)	123	15
Total other expense	(11,136)	(25)	(35,652)	(764)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	53,214	73,235	134,830	206,167
Income tax benefit (provision)	1,266	(21,256)	1,266	(59,888)
Earnings from unconsolidated affiliates, net of tax	838	511	3,070	989
Income from continuing operations	55,318	52,490	139,166	147,268
Income from discontinued operations, net of tax	—	20,343	—	42,790
Net income	$55,318	$72,833	$139,166	$190,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

(dollars in thousands)

	Managing Member’s Equity	Rio Tinto Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	$216,857	$202,728	$(21,016)	$398,569
Comprehensive income
Net income	71,963	67,203		139,166
Postretirement medical adjustment			1,089	1,089
Total comprehensive income				140,255
Adjustment to beginning balance, deferred tax asset	980	915		1,895
Distribution	(1,380)	(1,289)		(2,669)
Change in ownership allocation	111	(111)		—
Balances at September 30, 2010	$288,531	$269,446	$(19,927)	$538,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from continuing operations
Operating activities
Income from continuing operations	$139,166	$147,268
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and depletion	75,212	68,383
Amortization	3,197	24,770
Accretion	9,903	8,402
Earnings from unconsolidated affiliates	(3,070)	(989)
Distributions of income from equity investments	15	4,000
Deferred income taxes	(1,266)	(3,160)
Stock compensation expense	—	548
Other, net	2,850	226
Changes in operating assets and liabilities:
Accounts receivable, net	(4,728)	(1,939)
Inventories	(2,445)	(7,473)
Due to or from related parties	14,677	93,128
Other assets	(8,329)	(2,759)
Accounts payable and accrued expenses	41,041	23,502
Asset retirement obligations	(4,005)	(2,942)
Net cash provided by operating activities from continuing operations	262,218	350,965
Investing activities
Purchases of property, plant and equipment	(56,129)	(88,219)
Return of restricted cash	80,180	—
Restricted cash deposit	(218,397)	—
Proceeds from sales of assets	1,469	143
Cash advances to affiliate	—	(259,660)
Net cash used in investing activities from continuing operations	(192,877)	(347,736)
Financing activities
Repayments on other long-term debt	(47,276)	(65,313)
Distributions to Members	(2,669)	(241)
Net cash used in financing activities from continuing operations	(49,945)	(65,554)
Net cash provided by (used in) continuing operations	19,396	(62,325)
Cash flows from discontinued operations
Net cash from operating activities	—	69,799
Net cash from investing activities	—	(5,090)
Net cash provided by discontinued operations	—	64,709
Net increase in cash and cash equivalents	19,396	2,384
Cash and cash equivalents at beginning of period	268,316	15,935
Cash and cash equivalents at end of period	$287,712	$18,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Principles of Consolidation

Cloud Peak Energy Resources LLC (“CPE LLC”) is a 51.7% owned subsidiary of Cloud Peak Energy Inc. (“Holdings”), our managing member.  Holdings obtained its ownership interest in us from Rio Tinto Energy America (“RTEA”) on November 19, 2009, in connection with the initial public offering of Holdings’ common stock. Prior to the IPO, we were a wholly-owned subsidiary of RTEA. As of September 30, 2010, RTEA and an affiliate (collectively, the “Rio Tinto members”) held the remaining 48.3% noncontrolling interest in CPE LLC.

“Cloud Peak Energy,” “we,” “us,” “our” or the “Company” refer collectively to CPE LLC and its consolidated subsidiaries. Those terms also include RTEA with respect to periods prior to the IPO, when RTEA was the parent company of CPE LLC and other entities that operated its western U.S. coal business.  “Rio Tinto” refers collectively to Rio Tinto America, Rio Tinto Energy America, and Rio Tinto plc.

Our consolidated financial statements present the financial position, results of operations and cash flows of our business, which was controlled by Rio Tinto, through RTEA, prior to the IPO and by CPE Inc. thereafter.  For dates and periods following the IPO, our consolidated financial statements include Rio Tinto’s remaining interest in CPE Resources as a noncontrolling interest.

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model and consolidate the accounts of variable interest entities for which we are the primary beneficiary.  We account for our 50% interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenues and expenses are included in our consolidated financial statements.  Investments in other entities that we do not control, but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Basis of Presentation

These unaudited condensed consolidated financial statements of CPE LLC and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the financial position as of September 30, 2010, and the results of operations and cash flows of the Company for the three and nine months ended September 30, 2010 and 2009, in conformity with U.S. GAAP.  Interim results for the three and nine months ended September 30, 2010, may not be indicative of results that will be realized for the full year ending December 31, 2010.

Our first quarter 2010 operating results included a $3.4 million favorable adjustment to freight expense for the write off of certain prior year accruals, which were considered immaterial.  This adjustment increased net income and income attributable to the controlling interest by $2.8 million and $1.1 million, respectively, and increased related basic and diluted earnings per share amounts by $0.03 and $0.05, respectively, for the three months ended March 31, 2010.

Variable Interest Entities

A variable interest entity (“VIE”) generally is an entity that is designed to have one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of equity at risk do not have all the characteristics of a

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

controlling financial interest in the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  A VIE is required to be consolidated in the financial statements of the entity that is determined to hold a controlling financial interest in the VIE.  A controlling financial interest is defined as the power to direct the activities of a VIE that most significantly the VIE’s economic performance and the obligation to absorb losses of or receive benefits from the VIE that could potentially be significant to the VIE.

Prior to the IPO, RTEA was the primary beneficiary of Cloud Peak Energy Services Company (“CPESC”), which was an indirect wholly-owned subsidiary of Rio Tinto America.  We determined that CPESC was a VIE, primarily because substantially all of CPESC’s activities were conducted on behalf of RTEA.  We determined that RTEA was the primary beneficiary of CPESC, because RTEA was the Rio Tinto affiliate that was most closely associated with CPESC.  As a result, RTEA included CPESC in its consolidated financial statements prior to the IPO.  In connection with the IPO structuring transactions, Rio Tinto America contributed CPESC to CPE Resources and we now consolidate CPESC based on voting control.

Pre-IPO Expense Allocations

For the three and nine months ended September 30, 2009, our unaudited condensed consolidated financial statements included allocations of certain general and administrative expenses incurred by Rio Tinto America and other Rio Tinto affiliates.  Rio Tinto America provided various services and other support to the Company, including tax, treasury, corporate secretary, legal, procurement, information systems and technology, human resources, accounting and insurance/risk management in the ordinary course of business.  Our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009, included allocations of expenses incurred by Rio Tinto America and other Rio Tinto affiliates totaling $9.3 million and $19.8 million, respectively.  Of this amount, $7.0 million and $16.0 million was included in selling, general and administrative expenses and the remaining $2.4 million and $3.8 million was included in cost of product sold for the three and nine month periods ended September 30, 2009, respectively.  Also included in selling, general and administrative expenses for the three and nine months ended September 30, 2009, were costs of $4.1 million and $11.3 million, respectively, incurred as a result of actions to divest RTEA, either through a trade sale or an initial public offering.  For the three and nine months ended September 30, 2010, other than the expenses incurred under the transition services agreement (see Note 9), we are no longer incurring costs for services provided by Rio Tinto.  However, we are now incurring costs through the addition of employees, consultants and other professional service providers to support the necessary functions of a stand-alone, public company.

Discontinued Operations

There were no discontinued operations for the three or nine months ended September 30, 2010.  On October 1, 2009, we completed the sale of our membership interest in Jacobs Ranch Coal LLC, which owned and operated the Jacobs Ranch mine, to Arch Coal, Inc.  The Jacobs Ranch mine was classified as held for sale and reported as discontinued operations as of March 1, 2009.  As a result, the unaudited condensed consolidated financial statements report the results of operations and cash flows of the Jacobs Ranch mine as discontinued operations for the three and nine months ended September 30, 2009.

2.  Inventories

Inventories, net as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Materials and supplies	$63,584	$60,868
Coal stockpiles and finished product	3,122	3,331
	$66,706	$64,199

Materials and supplies were stated net of an obsolescence allowance of $0.3 million and $1.3 million as of September 30, 2010 and December 31, 2009, respectively.  We recognized a provision to increase the allowance by $261,000

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and $658,000 for the three- and nine-month periods ended September 30, 2010.  We recorded inventory charge-offs of $1.3 million and $1.7 million for the same periods.

We recognized a provision to increase the allowance by $14,000 and $284,000 for the three- and nine-month periods ended September 30, 2009.  We recorded inventory charge-offs of $405,000 and $808,000 for the same periods, respectively.

3.  Fair Value of Financial Instruments

Our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, accounts payable and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.  In addition, we have long-term debt consisting primarily of the senior notes and federal coal lease obligations.  The approximate fair values of our senior notes and federal coal lease obligations were $642.8 million and $130.1 million, respectively, at September 30, 2010.  The fair value of the senior notes was based on market prices as of September 30, 2010.  The fair value estimates for the federal coal leases were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free interest rate based on our current credit rating.  The fair value of other long-term debt approximated its carrying amount at September 30, 2010.

4.  Income Taxes

Our income from continuing operations before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S. For periods following the IPO, we are organized as a limited liability company and generally are not subject to income taxes, although several of our subsidiaries file separate corporate income tax returns and may incur minor amounts of income tax or may incur losses that cannot benefit other entities included in the consolidated financial results. Because we generally are not a taxable entity, our unaudited consolidated financial statements for the three and nine months ended September 30, 2010, reflect only income taxes on pre-tax income attributable to our corporate subsidiaries. For the three and nine months ended September 30, 2009, which is prior to the IPO, our unaudited consolidated financial statements reflect income taxes recognized by RTEA. RTEA was a member of an affiliated federal tax group and was party to a federal income tax sharing agreement with the other members of the affiliated federal income tax group. However, for the purposes of our unaudited consolidated financial statements, which were prepared on a carve-out basis, RTEA’s current and deferred taxes were calculated on a stand-alone, separate return basis. RTEA provided income taxes on substantially all pre-tax income reported in our unaudited consolidated financial statements for such pre-IPO periods.

Our effective tax rate for continuing operations is shown below for the three- and nine-month periods ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Tax (benefit) expense	$(1,266)	$21,256	$(1,266)	$59,888
Effective tax rate	(2.4)%	29.0%	(0.9)%	29.0%

The effective tax rate decreased in the three and nine months ended September 30, 2010, compared with the three and nine months ended September 30, 2009, because the majority of our income is not subject to income tax. For the three and nine month periods ended September 30, 2010, we have recorded a small amount of income tax benefit from the losses generated by certain corporate subsidiaries that are subject to income tax.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Commitments and Contingencies

Commitments

Purchase Commitments

As of September 30, 2010, we had outstanding capital purchase commitments of $38.7 million and coal purchase commitments of $15.1 million.

In April 2008, we entered into an agreement to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million, which will close between April 2013 and April 2018.

Lease Commitments

In April 2010, we entered into a lease agreement for an office in Broomfield, Colorado.  The lease commenced in August 2010 and has an initial term of 126 months (10.5 years).  Total base rent, including estimated operating expenses, for the entire initial term of the lease is $8.1 million, resulting in average annual rent expense of $770,000.  This new lease agreement replaced our prior sublease of office space in Greenwood Village, Colorado (see Note 9).

Tax-Related Obligations of Holdings

Holdings is required to pay federal and state income taxes on its share of our pre-tax income. Also, in connection with the IPO, Holdings and RTEA entered into the Tax Receivable Agreement, which generally requires Holdings to pay Rio Tinto 85% of the income tax savings that Holdings realizes as a result of an increase in tax basis that Holdings received in connection with the IPO. Holdings does not maintain any significant cash balances and generally does not have any sources of cash other than distributions from us. We anticipate that Holdings will cause us to make pro-rata distributions to our members in amounts sufficient to fund these tax-related obligations. We estimate that Holdings will pay Rio Tinto $68.3 million under the Tax Receivable Agreement. This estimate is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired. The amounts to be paid will be determined based on a calculation of future income tax savings that Holdings actually realizes as a result of the tax basis increase that resulted from the IPO structuring transactions. Periodically, Holdings will adjust the estimated liability to reflect an updated forecast of future taxable income, and these adjustments will be reflected in Holdings’ operating results. The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations, and the actual payments that we are required to make under the Tax Receivable Agreement could differ materially from our estimates.

Based on our estimates as of September 30, 2010, we expect to make distributions of approximately $3.4 million in 2010 and annual distributions averaging approximately $17.6 million during 2011 to 2014. We expect to make additional pro-rata distributions to fund Holdings’ periodic federal and state income tax payments. The Rio Tinto members may reduce their ownership in us by exercising their contractual redemption right. Such a decrease in ownership would reduce subsequent pro-rata distributions to the Rio Tinto members, but generally would increase Holdings’ payment obligations and result in increased pro-rata distributions to Holdings. Pro-rata distributions to our members also may be affected by provisions in the Tax Receivable Agreement that require Holdings’ payment obligations to increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of the Company or a default by Holdings.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Litigation

MMS Litigation — Decker

The Minerals Management Service, or MMS, a federal agency with responsibility for collecting royalties on coal produced from federal coal leases, issued two disputed assessments against Decker Coal Company: one for coal produced from 1986-1992, and the other for coal produced from 1993-2001.  Both assessments concern coal sold by Decker to Big Horn Coal Company, or Big Horn, and Black Butte Coal Company, or Black Butte, and in turn resold by those entities to Commonwealth Edison Company to satisfy requirements under long-term contracts between those entities and Commonwealth Edison.  The MMS maintained that Decker’s royalties should not be based on the prices at which Decker actually sold coal to Big Horn and Black Butte because MMS does not believe those prices represent the results of arm’s length negotiation.  MMS based this conclusion on the facts that those entities were both affiliates of KCP, Inc., formerly known as Kiewit Coal Properties, Inc., which is also a 50% owner of Decker, and that the sales were contingent on Big Horn’s and Black Butte’s ability to resell the coal to Commonwealth Edison, which did not leave Big Horn and Black Butte at market risk.  Instead, the MMS assessed Decker’s royalties based on the higher prices set under Big Horn’s and Black Butte’s separate long-term contracts with Commonwealth Edison.

With respect to the period 1986-1992, Decker appealed the assessment through the administrative process with the MMS and that appeal was unsuccessful.  A further appeal was filed before the United States District Court for the District of Montana.  In March 2009, the District Court set aside the MMS assessment and entered judgment for Decker (“Decker I”).  The MMS did not appeal the ruling.

With respect to the period 1993-2001, the MMS has not issued a final decision concerning Decker’s challenge to the assessment.  On January 5, 2009, the Interior Board of Land Appeals, or IBLA, issued a decision affirming the MMS’s decision requiring Decker to pay additional royalties.  On February 16, 2010, the United States District Court for the District of Montana vacated the IBLA decision and remanded the matter to the MMS for further administrative review in light of the District Court’s holding in Decker I.  As of September 30, 2010, the estimated additional assessed royalties (inclusive of interest) for the period 1993-2001 were approximately $11 million.  Decker estimates that even if the assessment for the 1993-2001 period were to be upheld, MMS’s eventual recovery may be nothing but could be up to $11 million.

We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  In addition to its substantive challenges to the assessments, Decker believes that it has contractual price escalation protection from any increased assessments for 1993-2001; that, in addition, Commonwealth Edison has indemnified Black Butte with respect to the 1993-2001 assessment, and that in furtherance of that obligation, Commonwealth Edison or its parent company, Exelon Generation, Inc., has therefore agreed to indemnify Decker directly for such matters.  If the assessment was upheld and the indemnities and/or price protections were ultimately not available to Decker, the resulting Decker liability could be material.  As a result of our 50% ownership interest in Decker, our financial results could in turn be materially adversely affected.  We consider those conclusions to be reasonable; however, we have not relied upon this indemnification in reaching our decision that any potential losses are not considered probable and reasonably estimable.

Caballo Coal Company Litigation — Spring Creek

In September 2009, Caballo Coal Company, or Caballo, a subsidiary of Peabody Energy Corporation, commenced an action in Wyoming state court against Spring Creek Coal Company, or Spring Creek, our subsidiary, asserting that Spring Creek repudiated its allegedly remaining obligation under a 1987 agreement to purchase an additional approximately 1.6 million tons of coal, for which it seeks unspecified damages.  Spring Creek believes that it has meritorious defenses to the claim, including that Caballo breached the agreement by failing to make required deliveries in 2006 and 2007.  Spring Creek also believes that it has meritorious counterclaims against Caballo.  We have not accrued a liability in our consolidated financial statements with respect to this matter as any potential losses are not considered to be probable and reasonably estimable.  If, however, the case was determined in an adverse manner to us, the payment of any judgment could be material to our results of operations.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals may also be subject to legal challenges that may adversely impact our mining operations and results.  For example, the West Antelope II LBA, which we have nominated for lease with the Bureau of Land Management, is subject to pending legal challenges filed in 2010 against the Bureau of Land Management and the Secretary of the Interior by environmental organizations.

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. federal or state tax law.  Our tax filings, however, are subject to audit by the respective tax authorities.  Accordingly, we recognize tax benefits when it is more likely than not a position will be upheld by the tax authorities.  To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.  We are not potentially liable for income tax contingencies related to periods prior to the IPO, as the income taxes recognized in our consolidated financial statements for such periods were reported in Rio Tinto America’s consolidated income tax returns, and Rio Tinto has agreed to indemnify us for any claims related to such income taxes.

Several audits involving our taxes, other than income taxes, currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.

Concentrations of Risk and Major Customers

Approximately 84% of our revenues for the nine-month period ended September 30, 2010, were under multi-year contracts that specify pricing terms, compared to 85% for the nine-month period ended September 30, 2009.  While the majority of the contracts are fixed-price, certain contracts have adjustment provisions for determining periodic price changes.  For the three- and nine-month periods ended September 30, 2010 and 2009, there was no single customer that represented more than 10% of consolidated revenues.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and indemnities, which are not reflected on the consolidated balance sheet.  In our past experience, virtually no claims have been made against these financial instruments.  We do not expect any material losses to result from these guarantees or off-balance-sheet instruments.

United States federal and state laws require that we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or to provide a letter of credit, typically through a bank.  Specific bond and or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of September 30, 2010, we had $519.8 million of surety bonds and $10.5 million of standby letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  These surety bonds are collateralized by a restricted cash balance of $218.4 million.  As restricted cash may be replaced by letters of credit at our discretion and there is sufficient availability under our revolving credit facility to do so, we have determined that the restricted cash balance is appropriately classified as a current asset.  Total letters of credit issued under our revolving credit facility as of September 30, 2010 were $10.5 million, which reduced our borrowing capacity under the facility to $389.5 million.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Retiree Medical Plan

In connection with the IPO, effective January 1, 2010, we implemented a postretirement medical plan (the “Retiree Medical Plan”) to provide certain postretirement medical benefits to eligible employees, which do not include Decker employees.  Net periodic pension costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$579	$—	$1,737	$—
Interest cost	247	—	742	—
Amortization of prior service cost	316	—	1,089	—
Net periodic benefit cost	$1,142	$—	$3,568	$—

7.  Related Party Transactions

Transitional Support Services

Following the IPO, Rio Tinto affiliates provided certain transitional support services to us pursuant to a transition services agreement, which expired in August 2010.  Costs incurred under this agreement were included in selling general and administrative expenses and totaled $135,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively.

We began leasing office space from Rio Tinto America during 2007.  Rental expense for this lease was $76,000 and $245,000 for the three- and nine-month periods ended September 30, 2010, respectively, and $92,000 and $276,000 for the three- and nine-month periods ended September 30, 2009, respectively.

Following the distribution of our interest in Colowyo Coal Company, L.P. and a uranium mining venture, we provided certain transitional management and administrative support services to the distributed entities on a cost reimbursement basis.  Fees for these transitional support services, which terminated in March 2009, were included as a reduction in operating expenses and totaled $1.4 million for the three and nine months ended September 30, 2009.

Credit Arrangements and Guarantee Fees

While we were a subsidiary of Rio Tinto, Rio Tinto served as guarantor of our surety bonds and certain letters of credit securing our obligations that were issued on our behalf under Rio Tinto’s credit facilities.  In connection with the IPO structuring transactions, we agreed to use our commercially reasonable efforts to obtain new surety bonds, letters of credit or other credit arrangements and to obtain the full release of Rio Tinto with respect to the existing arrangements.  As of December 31, 2009, with the exception of our obligations with respect to Decker, Rio Tinto remained the guarantor and we maintained $80.2 million in restricted cash as collateral for the benefit of Rio Tinto.  As of September 30, 2010, we had obtained replacement surety bonds for all of the $445.5 million in bonds for which Rio Tinto had been the guarantor.  Included in interest expense was $0 and $683,000 in fees Rio Tinto charged us in connection with transitional support of our credit arrangements for the three and nine months ended September 30, 2010, and $340,000 and $678,000 of guarantee fees for the three and nine months ended September 30, 2009, respectively.

Coal Sales

Revenues included sales of coal to Venture Fuels Partnership, a 50% owned coal marketing company, of $11.1 million and $21.0 million for the three and nine months ended September 30, 2010, respectively, compared to $8.5 million and $17.5 million for the three- and nine-month periods ended September 30, 2009, respectively.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Commercial Transactions

From time to time, we enter into arms-length commercial arrangements in the ordinary course of business with Rio Tinto, including selling coal to Rio Tinto and engaging Rio Tinto for agency services in connection with our export coal sales.  Since the November 2009 IPO and through the nine months ended September 30, 2010, we have paid approximately $0.3 million for agency services and received $0 million for export coal sales agreements.  During calendar years 2011 and 2012, we expect to pay approximately $0.7 million for agency services and receive approximately $26.0 million for export coal sales agreements based on currently proposed transactions.

8.  Segment Information

Our management reviews, manages and operates our business as a single operating segment - the production of low sulfur, steam coal from surface mines, located in the Western region of the U.S. within the Powder River Basin (“PRB”), which is sold to electric utilities and industrial customers.

The following table presents a summary of total domestic and foreign revenues from external customers for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$318,579	$339,327	$895,571	$961,707
Foreign	53,785	17,914	129,389	99,579
Total revenues from external customers	$372,364	$357,241	$1,024,960	$1,061,286

We attribute revenue to foreign countries based on the customer’s shipping location.

As of September 30, 2010, all of our long-lived assets were located in the U.S.  All of our revenues for the nine months ended September 30, 2010 and 2009 originated in the U.S.  Our segment revenue and segment total assets equal the reported amounts in the condensed consolidated financial statements.

This report includes the non-GAAP financial measure of Adjusted EBITDA, which is intended to provide additional information only and does not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or U.S. GAAP.  A quantitative reconciliation of Adjusted EBITDA to income from continuing operations is found in the table below.

EBITDA represents income from continuing operations before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified item is the income statement impact of our significant broker contract that expired in the first quarter of 2010.

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income from continuing operations. Adjusted EBITDA may also be used as part of our incentive compensation program for our executive officers and others.

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We believe Adjusted EBITDA is also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.

Our management recognizes that using Adjusted EBITDA as a performance measure has inherent limitations as compared to income from continuing operations or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for shareholders. Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenues, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue. Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue. Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Finally, Adjusted EBITDA excludes income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

As a result of these exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to income from continuing operations or other U.S. GAAP financial measures as a measure of our operating performance.

When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income from continuing operations in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using Adjusted EBITDA and income from continuing operations to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) ultimately monitor our capacity to generate returns for shareholders.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

The following tables present a reconciliation of net income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income from continuing operations	$55,318	$52,490	$139,166	$147,268
Interest income	(184)	(86)	(411)	(228)
Interest expense	11,404	61	36,186	1,007
Income tax (benefit) provision	(1,266)	21,256	(1,266)	59,888
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization (1)	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
EBITDA	$94,606	$109,232	$261,987	$309,490
Expired significant broker contract (1)	—	(18,931)	(8,324)	(55,285)
Adjusted EBITDA	$94,606	$90,301	$253,663	$254,205

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        The impact of the expired significant broker contract on the Statement of Operations is a combination of net income and the amortization expense related to the contract.  All amortization expense for the periods presented was attributable to the significant broker contract.

9. Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the 2017 notes and the 2019 notes, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed these senior notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries (in thousands):

Unaudited Supplemental Condensed Consolidating Balance Sheet

	September 30, 2010 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$269,531	$3	$18,178	$—	$287,712
Restricted cash	218,397	—	—	—	218,397
Accounts receivable, net	—	83,836	3,701	—	87,537
Due from related parties	—	109,203	2,413	(111,616)	—
Inventories, net	5,301	58,144	3,261	—	66,706
Deferred income taxes and other assets	462	14,726	141	—	15,329
Total current assets	493,691	265,912	27,694	(111,616)	675,681
Property, plant and equipment, net	5,435	957,821	1,874	—	965,130
Goodwill	—	35,634	—	—	35,634
Investments and other assets	769,714	—	—	(728,253)	41,461
Total assets	$1,268,840	$1,259,367	$29,568	$(839,869)	$1,717,906

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,350	$81,333	$8,037	$—	$106,720
Royalties and production taxes	—	132,333	1,969	—	134,302
Due to related parties	117,848	—	—	(111,616)	6,232
Current portion of other long-term debt	—	57,971	966	—	58,937
Total current liabilities	135,198	271,637	10,972	(111,616)	306,191
Senior notes	595,592	—	—	—	595,592
Federal coal lease obligations, net of current portion	—	67,387	—	—	67,387
Asset retirement obligations, net of current portion	—	119,847	61,590	—	181,437
Other liabilities	—	60,280	3,638	(34,669)	29,249
Total liabilities	730,790	519,151	76,200	(146,285)	1,179,856
Commitments and contingencies (Note 5)
Total members’ equity	538,050	740,216	(46,632)	(693,584)	538,050
Total liabilities and members’ equity	$1,268,840	$1,259,367	$29,568	$(839,869)	$1,717,906

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Balance Sheet

	December 31, 2009 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$246,470	$—	$21,846	$—	$268,316
Restricted cash	80,180	—	—	—	80,180
Accounts receivable, net	9	81,661	1,139	—	82,809
Due from related parties	95,892	—	2,413	(89,860)	8,445
Inventories, net	4,508	56,653	3,038	—	64,199
Deferred income taxes and other assets	—	6,343	88	—	6,431
Total current assets	427,059	144,657	28,524	(89,860)	510,380
Property, plant and equipment, net	13,822	970,356	2,965	—	987,143
Intangible assets, net	—	3,197	—	—	3,197
Goodwill	—	35,634	—	—	35,634
Investments and other assets	561,038	—	—	(521,381)	39,657
Total assets	$1,001,919	$1,153,844	$31,489	$(611,241)	$1,576,011

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,029	$91,069	$5,802	$—	$104,900
Royalties and production taxes	—	100,374	2,538	—	102,912
Due to related parties	—	89,860	—	(89,860)	—
Current portion of other long-term debt	—	54,316	966	—	55,282
Total current liabilities	8,029	335,619	9,306	(89,860)	263,094
Senior notes	595,321	—	—	—	595,321
Federal coal lease obligations, net of current portion	—	118,289	—	—	118,289
Asset retirement obligations, net of current portion	—	113,488	62,452	—	175,940
Other liabilities	—	56,100	3,159	(34,461)	24,798
Total liabilities	603,350	623,496	74,917	(124,321)	1,177,442
Commitments and contingencies (Note 5)
Total members’ equity	398,569	530,348	(43,428)	(486,920)	398,569
Total liabilities and members’ equity	$1,001,919	$1,153,844	$31,489	$(611,241)	$1,576,011

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2010 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$366,574	$5,790	$—	$372,364
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	257,081	5,085	—	262,166
Depreciation and depletion	546	25,038	413	—	25,997
Amortization and accretion	—	2,422	915	—	3,337
Selling, general and administrative expenses	8,202	8,105	207	—	16,514
Total costs and expenses	8,748	292,646	6,620	—	308,014
Operating income	(8,748)	72,928	(830)	—	64,350
Other income (expense)
Interest income and other, net	196	70	2	—	268
Interest expense	(11,080)	(310)	(14)	—	(11,404)
Total other expense	(10,884)	(240)	(12)	—	(11,136)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	(19,632)	73,688	(842)	—	53,214
Income tax benefit	—	1,266	—	—	1,266
Earnings from unconsolidated affiliates	18	820	—	—	838
Earnings (losses) from consolidated affiliates	74,932	(842)	—	(74,090)	—
Net income	$53,318	$74,932	$(842)	$(74,090)	$55,318

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2009 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$349,832	$7,409	$—	$357,241
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	—	222,477	6,429	—	228,906
Depreciation and depletion	1,448	22,423	176	—	24,047
Amortization and accretion	—	10,727	737	—	11,464
Selling, general and administrative expenses	11,481	7,759	324	—	19,564
Total costs and expenses	12,929	263,386	7,666	—	283,981
Operating income	(12,929)	86,446	(257)	—	73,260
Other income (expense)
Interest income and other, net	80	(47)	3	—	36
Interest expense	(31)	(21)	(9)	—	(61)
Total other expense	49	(68)	(6)	—	(25)
Income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates	(12,880)	86,378	(263)	—	73,235
Income tax benefit (provision)	3,769	(25,102)	77	—	(21,256)
Earnings (losses) from unconsolidated affiliates, net of tax	(287)	798	—	—	511
Earnings (losses) from consolidated affiliates, net of tax	83,240	(186)	—	(83,054)	—
Income from continuing operations	73,842	61,888	(186)	(83,054)	52,490
Income from discontinued operations, net of tax	(1,009)	3,070	18,282	—	20,343
Net income	$72,833	$64,958	$18,096	$(83,054)	$72,833

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2010 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$78	$1,009,051	$15,831	$—	$1,024,960
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(11)	704,547	14,471	—	719,007
Depreciation and depletion	1,581	72,451	1,180	—	75,212
Amortization and accretion	—	10,317	2,783	—	13,100
Selling, general and administrative expenses	21,154	25,444	561	—	47,159
Total costs and expenses	22,724	812,759	18,995	—	854,478
Operating income	(22,646)	196,292	(3,164)	—	170,482
Other income (expense)
Interest income and other, net	435	95	4	—	534
Interest expense	(35,216)	(927)	(43)	—	(36,186)
Total other expense	(34,781)	(832)	(39)	—	(35,652)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	(57,427)	195,460	(3,203)	—	134,830
Income tax benefit	—	1,266	—	—	1,266
Earnings from unconsolidated affiliates	28	3,042	—	—	3,070
Earnings (losses) from consolidated affiliates	196,565	(3,203)	—	(193,362)	—
Net income	$139,166	$196,565	$(3,203)	$(193,362)	$139,166

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2009 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,040,223	$21,063	$—	$1,061,286
Costs and expenses
Cost of product sold	—	683,151	20,574	—	703,725
Depreciation and depletion	3,818	63,936	629	—	68,383
Amortization and accretion	—	30,988	2,184	—	33,172
Selling, general and administrative expenses	18,297	29,817	961	—	49,075
Total costs and expenses	22,115	807,892	24,348	—	854,355
Operating income	(22,115)	232,331	(3,285)	—	206,931
Other income (expense)
Interest income and other, net	187	25	31	—	243
Interest expense	(911)	(58)	(38)	—	(1,007)
Total other expense	(724)	(33)	(7)	—	(764)
Income from continuing operations before income tax provision and earnings (losses) from unconsolidated affiliates	(22,839)	232,298	(3,292)	—	206,167
Income tax benefit (provision)	6,663	(67,508)	957	—	(59,888)
Earnings (losses) from unconsolidated affiliates, net of tax	(556)	1,545	—	—	989
Earnings (losses) from consolidated affiliates, net of tax	209,894	(2,335)	—	(207,559)	—
Income from continuing operations	193,162	164,000	(2,335)	(207,559)	147,268
Income (loss) from discontinued operations, net of tax	(3,104)	8,989	36,905	—	42,790
Net income	$190,058	$172,989	$34,570	$(207,559)	$190,058

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2010 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$165,859	$99,946	$(3,587)	$262,218

Investing activities
Purchases of property plant and equipment	(1,909)	(54,071)	(149)	(56,129)
Proceeds from sales of assets	—	1,401	68	1,469
Return of restricted cash	80,180	—	—	80,180
Restricted cash deposit	(218,397)	—	—	(218,397)
Net cash used in investing activities	(140,216)	(52,670)	(81)	(192,877)

Financing activities
Repayments on other long-term debt	—	(47,276)	—	(47,276)
Distributions to Rio Tinto America	(2,669)	—	—	(2,669)
Net cash used in financing activities	(2,669)	(47,276)	—	(49,945)

Net decrease in cash and cash equivalents	23,064	—	(3,668)	19,396

Cash and cash equivalents at beginning of period	246,470	—	21,846	268,316
Cash and cash equivalents at the end of period	$269,534	$—	$18,178	$287,712

CLOUD PEAK ENERGY RESOURCES LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended June 30, 2009 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$261,462	$150,712	$(61,209)	$350,965

Investing activities
Purchases of property plant and equipment	(1,802)	(85,503)	(914)	(88,219)
Proceeds from sales of assets	—	141	2	143
Change in cash advances to affiliate	(259,660)	—	—	(259,660)
Net cash used in investing activities	(261,462)	(85,362)	(912)	(347,736)

Financing activities
Repayments on other long-term debt	—	(65,313)	—	(65,313)
Distributions to Members	—	—	(241)	(241)
Net cash used in financing activities	—	(65,313)	(241)	(65,554)
Net cash provided by (used in) continuing operations	—	37	(62,362)	(62,325)
Cash flows from discounted operations
Net cash from operating activities	—	—	69,799	69,799
Net cash from investing activities	—	—	(5,090)	(5,090)
Net cash from financing activities	—	—	—	—
Net cash provided by discontinued operations	—	—	64,709	64,709

Net increase in cash and cash equivalents	—	37	2,347	2,384

Cash and cash equivalents at beginning of period	—	(99)	16,034	15,935
Cash and cash equivalents at the end of period	$—	$(62)	$18,381	$18,319

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words.  You should read statements that contain these words carefully, because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters.  There may be events in the future, however, that we are not able to predict accurately or control.  The factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•                  future economic conditions;

•                  the contract prices we receive for coal and our customers’ ability to honor contract terms;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  safety and environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, gaseous emissions, resource use, or ash handling, as well as related costs and liabilities;

•                  future legislation, changes in regulations or governmental policies or changes in interpretations thereof, and third-party regulatory legal challenges, including with respect to carbon emissions, safety standards and regulatory processes and approvals required to lease and obtain permits for coal mining operations;

•                  our ability to produce coal at existing and planned volumes and costs;

•                  the availability and cost of coal reserve acquisitions and surface rights and our ability to successfully acquire new coal reserves and surface rights at attractive prices and in a timely manner;

•                  the impact of our recent initial public offering and related transactions, including resulting tax implications and changes to our valuation allowance on our deferred tax assets;

•                  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to our initial public offering;

•                  our plans and objectives for future operations and the development of additional coal reserves or acquisition opportunities;

•                  our relationships with, and other conditions affecting, our customers, including economic conditions and the credit performance and credit risks associated with our customers;

•                  timing of reductions or increases in customer coal inventories;

•                  risks inherent to surface coal mining;

•                  weather conditions or catastrophic weather-related damage;

•                  changes in energy policy;

•                  competition;

•                  the availability and cost of competing energy resources, including changes in the price of crude oil and natural gas generally, as well as subsidies to encourage use of alternative energy sources;

•                  railroad and other transportation performance and costs;

•                  disruptions in delivery or changes in pricing from third-party vendors of raw materials and other consumables that are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel and rubber;

•                  our assumptions concerning coal reserve estimates;

•                  the terms of Cloud Peak Energy Resources LLC’s indebtedness;

•                  changes in costs that we incur as a stand-alone, public company as compared to our expectations;

•                  inaccurately estimating the costs or timing of our reclamation and mine closure obligations;

•                  liquidity constraints, including those resulting from the cost or unavailability of financing due to credit market conditions;

•                  our liquidity, results of operations and financial condition, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of Holdings’ 2009 Form 10-K.

Overview

This Item 2 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements in Item 1 of this report and in our other Securities and Exchange Commission (“SEC”) filings, including our audited consolidated financial statements in Item 8 and Risk Factors in Item 1A of our 2009 Form 10-K.

We are the third largest producer of coal in the U.S. and in the Powder River Basin (“PRB”) based on 2009 coal production.  We operate some of the safest mines in the coal industry.  For 2009, Mine Safety and Health Administration (“MSHA”) data for employee injuries showed our mines had the lowest employee all injury incident rate among the ten largest U.S. coal producing companies.  We operate solely in the PRB, the lowest cost coal producing region of the major coal producing regions in the U.S., and operate two of the four largest coal mines in the region and in the U.S.  Our operations include three wholly-owned surface coal mines, two of which, the Antelope Coal mine and the Cordero Rojo mine, are in Wyoming and one of which, the Spring Creek Coal mine, is in Montana.  We also own a 50% non-operating interest in a fourth surface coal mine in Montana, the Decker mine.  We produce sub-bituminous steam coal with low sulfur content and sell our coal primarily to domestic electric utilities.

As of December 31, 2009, we controlled approximately one billion tons of proven and probable coal reserves.  For the year ended December 31, 2009 and nine months ended September 30, 2010 and 2009, we produced 93.3 million tons, 71.4 million tons and 69.7 million tons of coal and sold 103.3 million tons, 72.8 million tons and 77.7 million tons of coal, respectively.  The difference between tons produced and tons sold primarily represents tons of coal we purchased and resold.  Tons of coal we purchased and resold significantly declined in 2010 as the result of the expiration in the first quarter of 2010 of our significant broker sales contract further discussed below.

Our key business drivers include the following:

•                  the price for which we sell our coal;

•                  the volume of coal produced and shipped;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, depletion of coal leases, payments to acquire coal and necessary surface rights, and regulatory compliance; and

•      additional expenses associated with our transition and ongoing operation as a stand-alone, public company.

Historically, costs related to the acquisition of federal coal leases have increased.  This results in higher depletion expense as we increase our mining activities at more recently acquired federal coal leases.  As is common in the PRB, coal seams at our existing mines naturally deepen at a gradient ranging up to approximately 3%; consequently, our mining costs per ton will correspondingly increase as mining advances.

Third quarter 2010 shipments from our owned and operated mines increased over the prior year from 24.0 million tons to 25.1 million tons due to three primary factors.  Deliveries to domestic customers increased due to stronger demand for electricity after lower demand for the same period last year.  Sales of coal from our Spring Creek mine to the Asian export market increased.  Stockpiles of PRB coal at utilities have continued to be drawn down, supporting the forward price for coal.  Total third quarter 2010 shipments including our share of the Decker mine and broker sales are down from 27.4 million tons in the third quarter 2009 to 26.1 million tons in 2010.  This decrease is primarily due to the expiration of our significant long-term broker sales contract in early 2010.

As a result of our remaining unsold and index priced position for 2011 through 2013, we believe we are well positioned to benefit from continued near-term demand and pricing.  If, however, the U.S. and international coal markets return to the depressed levels experienced in 2009, our revenues could be adversely affected.

We had a long-term broker sales contract under which our subsidiary, Spring Creek Coal LLC, sold coal to a wholesale power generation company.  Due to the nature of the broker sales contract and the market conditions at the time Spring Creek Coal LLC executed the purchase contract, our selling price for the coal was higher than our purchase price.  The contract expired following final deliveries made under the contract in the first quarter of 2010, and the related contract rights intangible asset has been fully amortized.  This broker sales contract contributed $0 and $36.0 million of revenues for the three months ended September 30, 2010 and 2009, respectively.  Income before tax related to this contract was $0 and $10.4 million for those same periods, respectively.  This broker sales contract contributed $14.4 million and $103.1 million of revenues for the nine months ended September 30, 2010 and 2009, respectively.  Income before tax related to this contract was $5.1 million and $30.5 million for those same periods, respectively.  Our revenues and operating income will continue to be negatively impacted in future periods as a result of the expiration of this contract.

Basis of Presentation

Initial Public Offering and IPO Structuring Transactions

On November 19, 2009, Cloud Peak Energy Inc. became a publicly owned holding company through the completion of an initial public offering of its common stock (the “IPO”), and simultaneous acquisition of 51% of the common membership units in CPE Resources.  Prior to the IPO and the related structuring transactions, CPE Resources was a wholly-owned subsidiary of RTEA, which is our predecessor for financial reporting purposes.  For additional details of this transaction, please see Note 2 of Notes to Consolidated Financial Statements in Holdings’ 2009 Form 10-K.

For periods prior to November 20, 2009, our consolidated financial statements include the accounts of RTEA, which was our parent company prior to the IPO structuring transactions and is our predecessor for financial reporting purposes. As a result of the IPO structuring transactions, our consolidated financial statements no longer include the accounts of RTEA, our former parent company.

The IPO structuring transactions and related agreements were entered into by Cloud Peak Energy Inc., CPE Resources, RTEA and other Rio Tinto affiliates while they were under common control by Rio Tinto.  In accordance with U.S. GAAP, we did not adjust the historical financial reporting carrying amounts of our assets and liabilities in connection with the IPO structuring transactions.

The IPO and the related structuring transactions had significant effects on the comparability of our condensed consolidated results of operations for the three and nine months ended September 30, 2010, and our condensed consolidated cash flows for the nine months ended September 30, 2010, compared to these respective periods ended September 30, 2009.  These effects include the following:

•                  Cost Structure:  Prior to the IPO, we prepared our financial statements on a carve-out basis.  Accordingly, our operating results for the three and nine months ended September 30, 2009, included allocations of expenses incurred on our behalf by Rio Tinto affiliates related to the divestiture of $4.1 million and $11.3 million, respectively.  Our operating results for the three and nine months ended September 30, 2010, are no longer affected by Rio Tinto expense allocations related to divestiture expenses.

•                  Income Taxes:  Prior to the IPO, our taxable income was included in Rio Tinto America’s consolidated federal income tax return and we recognized income tax expense in our carve-out consolidated financial statements on a stand-alone, separate-return basis.  As a result of the IPO and related structuring transactions, we no longer recognize any income taxes incurred by Rio Tinto in our consolidated financial statements. As a limited liability company, we generally are not subject to income taxes, except for income taxes that may be incurred by certain corporate subsidiaries. Accordingly, we generally do not recognize income taxes in our operating results for periods following the IPO and have eliminated RTEA’s deferred income tax accounts from our consolidated balance sheet.

Discontinued Operations

There were no discontinued operations for the 2010 period.  In March 2009, CPE Resources entered into an agreement to sell its membership interest in the Jacobs Ranch mine, a coal mine in Wyoming, to Arch Coal, Inc.  This transaction closed on October 1, 2009, and the proceeds from this sale were distributed to Rio Tinto America.  Our condensed consolidated results of operations for the three and nine months, and cash flows for the nine months ended September 30, 2009, include discontinued operations related to the Jacobs Ranch mine.  Consequently, the discussion of our results of operations below focuses on continuing operations as reported in our historical consolidated financial statements.  Any forward-looking statements exclude the discontinued operations.

Decker Mine

We hold a 50% non-operating interest in the Decker mine in Montana through a joint-venture agreement.  Under the terms of our joint-venture agreement, a third-party mine operator manages the day-to-day operations of the Decker mine.  We account for our pro-rata share of assets and liabilities in our undivided interest in the joint venture using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in the appropriate classification in our consolidated financial statements.

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2010 and 2009 (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$372,364	$357,241	$1,024,960	$1,061,286
Costs and expenses
Cost of product sold	262,166	228,906	719,007	703,725
Depreciation and depletion	25,997	24,047	75,212	68,383
Amortization	—	8,519	3,197	24,770
Accretion	3,337	2,945	9,903	8,402
Selling, general and administrative expenses	16,514	19,564	47,159	49,075
Total costs and expenses	308,014	283,981	854,478	854,355
Operating income	64,350	73,260	170,482	206,931
Other income (expense)
Interest income	184	86	411	228
Interest expense	(11,404)	(61)	(36,186)	(1,007)
Other, net	84	(50)	123	15
Total other expense	(11,136)	(25)	(35,652)	(764)
Income from continuing operations before income tax provision and earnings from unconsolidated affiliates	53,214	73,235	134,830	206,167
Income tax benefit (provision)	1,266	(21,256)	1,266	(59,888)
Earnings from unconsolidated affiliates, net of tax	838	511	3,070	989
Income from continuing operations	55,318	52,490	139,166	147,268
Income from discontinued operations, net of tax	—	20,343	—	42,790
Net income	$55,318	$72,833	$139,166	$190,058

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009

Revenues

Revenues were approximately $372.4 million for the three months ended September 30, 2010, compared to approximately $357.2 million for the three months ended September 30, 2009, an increase of $15.2 million or 4.3%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $310.1 million for the three months ended September 30, 2010, compared to $286.5 million for the three months ended September 30, 2009.  This $23.6 million or 8.2% increase reflects a 3.7% increase in the average price per ton of coal sold, to $12.36 in 2010, from $11.92 in 2009, plus a 4.6% increase in shipments, to 25.1 million tons in 2010, from 24.0 million tons in 2009.

Our share of revenues from coal produced at the Decker mine decreased by $1.7 million or 23.0% to $5.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, reflecting a decline in shipments partially offset by a higher average sales price per ton.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $56.6 million and $63.3 million for the three months ended September 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of a long-term broker sales contract in the first quarter of

2010 (see “—Overview” above) offset by stronger export revenues and contract buyout settlements.  Other revenues in the three months ended September 30, 2010, included $560,000 from a contract buyout settlement.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $262.2 million for the three months ended September 30, 2010, compared to $228.9 million for the three months ended September 30, 2009, a $33.3 million or 14.5% increase.  Cost of product sold was 70.4% and 64.1% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $209.8 million in 2010, compared to $184.8 million in 2009, an increase of approximately 13.5%.  This increase reflects a 4.6% increase in tons shipped from our mines and an 8.7% increase in the cost per ton of coal produced, to $8.36 in 2010 from $7.69 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in costs related to royalties and taxes, the price of diesel fuel and lubricants, and a higher strip ratio in 2010 compared to 2009 as our mines move into deeper mining areas.  Our share of the cost of coal produced by the Decker mine decreased $0.4 million in 2010, reflecting lower production volumes offset by higher fixed production costs.

The remaining portion of cost of product sold consists of $46.6 million and $38.0 million as of September 30, 2010 and 2009, respectively, an increase of 22.6%.  This change is due to higher freight and handling fees due to increased international sales partially offset by a decrease in costs associated with the expiration of our significant broker sales contract in the first quarter of 2010.

Depreciation and Depletion

Depreciation and depletion expense was $26.0 million for the three months ended September 30, 2010, compared to $24.0 million for the three months ended September 30, 2009, an increase of $2.0 million, or 8.3%.  The increase is primarily attributable to a $0.8 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years and a $0.8 million increase in depletion of mineral rights and mine development costs.

Amortization

Amortization expense was $0 and $8.5 million for the three months ended September 30, 2010 and 2009, respectively.  As the intangible asset (contract rights), which was our only intangible asset that was being amortized, was fully amortized in March 2010, there was no expense incurred in the three months ended September 30, 2010.

Accretion

Accretion expense, related to asset retirement obligations, was $3.3 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively.  The increase of $0.4 million or 13.8% is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.5 million for the three months ended September 30, 2010, compared to $19.6 million for the three months ended September 30, 2009.  This $3.1 million or 15.8% decrease reflects costs incurred in 2009 associated with our separation from Rio Tinto that were not incurred in 2010 offset by the costs to operate as a stand-alone public entity.

Other Income (Expense)

Interest income was $0.2 million for the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009 and consisted of interest earned on short-term investments.  Interest expense increased to $11.4 million during the three months ended September 30, 2010, from $0.1 million for the three months ended September 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $6.1 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Income Tax Provision

Because we generally are not a taxable entity, our unaudited consolidated financial statements for the three and nine months ended September 30, 2010, reflect only income taxes on pre-tax income attributable to our corporate subsidiaries. For the three and nine months ended September 30, 2009, which is prior to the IPO, our unaudited consolidated financial statements reflect income taxes recognized by RTEA.  The provision for income taxes for the three months ended September 30, 2010, and September 30, 2009, was a benefit $1.3 million and expense of $21.3 million, respectively. The decrease is primarily due to the fact that most of the entity’s income is no longer taxable due to our non-tax paying status as well as deferred tax benefit recognized on the corporate tax returns as filed in September 2010. See “Note 4. Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the three months ended September 30, 2010.  Income from discontinued operations, net of income tax, of $20.3 million for the three months ended September 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Net Income

As a result of the factors discussed above, net income for the three months ended September 30, 2010 was $55.3 million compared to $72.8 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009

Revenues

Revenues were approximately $1,025.0 million for the nine months ended September 30, 2010, compared to approximately $1,061.0 million for the nine months ended September 30, 2009, a decrease of $36.0 million or 3.4%.

Revenues from the sale of coal produced at the three mines that we own and operate is the largest portion of our revenue, and totaled $866.9 million for the nine months ended September 30, 2010, compared to $813.1 million for the nine months ended September 30, 2009.  This $53.8 million or 6.6% increase reflects a 2.9% increase in the average price per ton of coal sold, to $12.31 in 2010, from $11.96 in 2009, plus a 3.5% increase in shipments, to 70.4 million tons in 2010, from 68.0 million tons in 2009.

Our share of revenues from coal produced at the Decker mine decreased by $5.2 million or 24.8% to $15.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  In April 2010, Decker entered into a sales contract that will extend production and mine life into 2013.  Shipment volumes for the nine months ended September 30, 2010, reflected a decline compared to the nine months ended September 30, 2009, prior to deliveries starting under the new contract.

The remaining balance of our revenues, which consist primarily of broker coal sales and billings for transportation and delivery services, totaled $142.3 million and $226.9 million for the nine months ended September 30, 2010 and 2009, respectively.  This decrease is primarily the result of the expiration of a long-term broker sales contract in the first quarter of 2010 (see “—Overview” above), offset by stronger export revenues and contract buyouts.  Other revenues in the nine months ended September 30, 2010, included $7.1 million from contract buyout settlements.

Cost of Product Sold

Cost of product sold, excluding depreciation, depletion, amortization and accretion, was $719.0 million for the first nine months of 2010, compared to $703.7 million for the nine months ended September 30, 2009, a $15.3 million or 2.2% increase.  Cost of product sold was 70.1% and 66.3% of revenues for those same periods, respectively.

The largest component of cost of product sold is the cost of coal produced at the three mines that we own and operate, which totaled $592.3 million for the nine months ended September 30, 2010, compared to $539.9 million for the nine months ended September 30, 2009, an increase of approximately 9.7%.  This increase reflects a 3.6% increase in tons shipped from our mines and a 5.9% increase in the cost per ton of coal produced, to $8.41 in 2010, from $7.94 in 2009.  The increase in the cost per ton of coal produced is primarily the result of increases in royalties and taxes, the cost of diesel fuel and lubricants, and a higher strip ratio in 2010 compared to 2009, as our mines move into deeper mining areas.  Our share of the cost of coal produced by the Decker mine decreased $3.7 million in 2010, reflecting lower production volumes partially offset by higher unit production costs.

The remaining portion of cost of product sold consists of $110.6 million and $144.0 million as of September 30, 2010 and 2009, respectively, a decrease of 23.2%.  This change is due to a decrease in costs associated with the expiration of a long-term broker sales contract in the first quarter of 2010 partially offset by higher freight and handling fees due to increased international sales.  In addition, we recorded a $3.4 million favorable adjustment to freight costs in the first quarter of 2010 for the write off of certain prior year accruals, which were considered immaterial.

Depreciation and Depletion

Depreciation and depletion expense was $75.2 million for the nine months ended September 30, 2010, compared to $68.4 million for the nine months ended September 30, 2009, an increase of $6.8 million, or 9.9%.  The increase is primarily attributable to a $3.9 million increase in depreciation as a result of a higher capital base following increased investment and capital expenditures in recent years and a $2.2 million increase in depletion of mineral rights and mine development costs.

Amortization

Amortization expense was $3.2 and $24.8 million for the nine months ended September 30, 2010 and 2009, respectively.  The $3.2 million in amortization expense was recorded in the first quarter and represents the final amortization related to a long-term broker sales contract that expired in March 2010, and decreased from 2009 correspondingly with the decrease in revenue related to that contract (see “—Overview” above).

Accretion

Accretion expense, related to asset retirement obligations, was $9.9 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The $1.5 million or 17.9% increase is consistent with the progression of the lives of our mines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.2 million for the nine months ended September 30, 2010, compared to $49.1 million for the nine months ended September 30, 2009.  This $1.9 million or 3.9% decrease reflects costs incurred in 2009 associated with our separation from Rio Tinto that were not incurred in 2010 offset by the costs to operate as a stand-alone public entity.

Other Income (Expense)

Interest income was $0.4 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively, and consisted of interest earned on short-term investments.  Interest expense increased to $36.2 million during the nine months ended September 30, 2010, from $1.0 million for the nine months ended September 30, 2009.  This increase resulted from the issuance of our senior notes on November 25, 2009, including accretion of original issue discount and amortization of deferred financing costs.  Interest expense is net of capitalized interest of $18.0 million and $11.2 million for the nine months ended September 30, 2010 and 2009, respectively.  See “—Liquidity and Capital Resources—Senior Unsecured Notes” below.

Income Tax Provision

Because we generally are not a taxable entity, our unaudited consolidated financial statements for the three and nine months ended September 30, 2010, reflect only income taxes on pre-tax income attributable to our corporate subsidiaries. For the three and nine months ended September 30, 2009, which is prior to the IPO, our unaudited consolidated financial statements reflect income taxes recognized by RTEA.  The provision for income taxes for the nine months ended September 30, 2010, and September 30, 2009, were benefit of $1.3 million and expense of $59.9 million, respectively. The decrease is primarily due to the fact that most of the entity’s income is no longer taxable due to our non-tax paying status as well as deferred tax benefit recognized on the corporate tax returns as filed in September 2010.  See “Note 4. Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Discontinued Operations

There were no discontinued operations for the nine months ended September 30, 2010.  Income from discontinued operations, net of income tax, of $42.8 million for the first nine months ended September 30, 2009, represented the results from the Jacobs Ranch mine, which was sold on October 1, 2009.

Net Income

As a result of the factors discussed above, net income for the nine months ended September 30, 2010, was $139.2 million, compared to net income of $190.1 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Total unrestricted cash and cash equivalents as of September 30, 2010, and December 31, 2009, was $287.7 million and $268.3 million, respectively.  We also maintained $218.4 million and $80.2 million in restricted cash accounts as of those same dates, respectively, which collateralize outstanding surety bonds securing our obligations to reclaim lands used for mining and also secure coal lease obligations.  In October 2010, approximately $36.4 million of our restricted cash was released due to reductions in collateral requirements under our surety agreements.

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations and borrowing capacity under our $400 million revolving credit facility.  As of September 30, 2010, our borrowing capacity under the revolving credit facility was $389.5 million as a result of letters of credit issued under the facility.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  As of September 30, 2010, we were in compliance with the required terms and conditions of the facility.

Our primary uses of cash include our cash costs of coal production, planned capital expenditures, interest payments on our senior notes, federal coal lease installment payments, and on-going payments to RTEA under the Tax Receivable Agreement and pro-rata distributions to the Rio Tinto members of CPE Resources.

We believe the above sources will be sufficient to fund our primary uses of cash for the next 12 months.

Continuing Operations

Net cash provided by operating activities from continuing operations was $262.2 million for the nine months ended September 30, 2010, compared to $351.0 million for the nine months ended September 30, 2009.  This $88.8 million decrease reflects a decrease in net income of $8.1 million, an increase in non-cash expenses and other adjustments before changes in working capital of $15.4 million and a $65.3 million decrease in working capital.  The increase from adjustments before changes in working capital was largely due to a change in amortization.  The decrease in working capital was largely driven by a reduction in related party receivables as a result of changes in our relationship with Rio Tinto through the IPO structuring transactions.

Net cash used in investing activities from continuing operations was $192.9 million for the nine months ended September 30, 2010, compared to $347.7 million for the nine months ended September 30, 2009.  The $154.8 million decrease in cash used in investing activities from continuing operations was primarily the result of a $259.7 million decrease in cash advances to affiliates as a result of the cessation of the cash management program we were under with Rio Tinto prior to the IPO structuring transactions and a $ 32.1 million decrease in the cash paid for property, plant and equipment, including capitalized interest.  Year-to-date property, plant, and equipment purchases include the acquisition of the lease by modification at the Spring Creek mine and the purchase of approximately 11 million tons of privately held coal.  These decreases were partially offset by a $138.2 million increase in restricted cash to collateralize surety bonds obligations.  See “—Off-Balance Sheet Arrangements” below.

Net cash used in financing activities from continuing operations was $49.9 million for the nine months ended September 30, 2010, compared to $65.6 million for the nine months ended September 30, 2009.  This decrease in cash used in financing activities from continuing operations was primarily attributable to a $18.0 million reduction in repayments of other long-term debt.

Discontinued Operations

There were no discontinued operations for the 2010 period.  Net cash provided from discontinued operations of $64.7 million for the nine months ended September 30, 2009, was a result of cash provided from the Jacobs Ranch mine, which was sold on October 1, 2009.

Senior Unsecured Notes

Our senior notes due in 2017 (the “2017 Notes”) and senior notes due in 2019 (the “2019 Notes”), which we refer to collectively as the senior notes, were registered on September 23, 2010 and each have an outstanding aggregate principal amount of $300 million as of September 30, 2010.  Net of original issue discounts, the aggregate balance reflected on the balance sheet as of September 30, 2010, was $595.6 million.  The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively, and mature on December 15, 2017 and 2019, respectively.  There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15.  The initial interest payments of $27.9 million for the period covering November 25, 2009 to June 1, 2010 were made on June 15, 2010.

The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.  We were in compliance with its required terms and conditions as of September 30, 2010.

Senior Secured Revolving Credit Facility

As of September 30, 2010, no amounts had been drawn under our $400 million credit facility although $10.5 million was committed in connection with the issuance of letters of credit.  The letters of credit are used as collateral to secure our obligations to reclaim lands used for mining.  See “—Off-Balance Sheet Arrangements” below.

We are subject to financial maintenance covenants based on EBITDA (which is defined in the credit agreement and may not be the same as EBITDA presented elsewhere in this report or our other public disclosures), as well as non-financial covenants that restrict certain corporate activities and certain of our subsidiaries.  The credit agreement contains customary events of default with customary grace periods and thresholds.  We were in compliance with its required terms and conditions as of September 30, 2010.

Federal Coal Lease Obligations

Our federal coal lease obligations consist of amounts payable to the Bureau of Land Management, each of which require five equal annual payments.  The remaining aggregate annual payments under our existing federal coal lease obligations total $137.1 million, with $4.0 million due in the remainder of 2010.  We made total payments of $59.8 million during the nine months ended September 30, 2010.  The outstanding principal balance of our federal coal lease obligations was $121.8 million as of September 30, 2010.  The $15.3 million difference between the total payments and the principal balance reflected on our balance sheet represents imputed interest, which will be recognized over the remainder of the lease terms.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to a number of arrangements that secure our performance under certain legal obligations.  These arrangements include letters of credit and surety bonds.  We use these arrangements primarily to comply with federal and state laws that require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs, coal lease obligations, state workers’ compensation and federal black lung liabilities.  These arrangements are typically renewable annually.

As of September 30, 2010, we had $519.8 million in surety bonds and $10.5 million in outstanding letters of credit to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations that are not reflected in our unaudited condensed consolidated balance sheet.  These surety bonds are collateralized by a restricted cash balance of $218.4 million.  Our surety bonds are used primarily to secure reclamation obligations, which include amounts to secure performance related to our outstanding obligations to reclaim areas disturbed by our mining activities and are a requirement under our state mining permits; lease obligations, which are generally required as a condition to state or federal coal leases; and other obligations, which include exploration permits, water well construction and monitoring and other miscellaneous items as mandated by the applicable governing agencies.  Our outstanding letters of credit issued under our revolving credit facility secure our share of additional Decker reclamation obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices.  We believe our principal market risks are commodity price risk and interest rate risk.

Commodity Price Risks

Market risk includes the potential for changes in the market value of our coal contract portfolio.  All of our planned 2010 production is fully committed and a significant portion of our planned 2011 production is committed.  Due to the long-term nature of our forward sales position, we are not able to quantify our market risk relative to current quoted market prices.  In addition, assuming our customers take and pay for the coal volumes as set forth in our contracts, our 2010 commodity price risk is limited to the committed and unpriced agreements.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations, rather than through the use of derivative instruments.

We also face price risk involving other commodities used in our production process.  We believe that price risks associated with diesel fuel and explosives are significant because of the recent price fluctuations for these commodities.  Based on our projections of our usage of these commodities for the next 12 months, and assuming that the average cost of diesel fuel and explosives increase by 10%, respectively, we would incur additional fuel and explosive costs of approximately $7 million and $5 million, respectively, over the next twelve months.  Historically, we have not hedged commodities such as diesel fuel and natural gas.  We may enter into hedging arrangements in the future.

Interest Rate Risk

Our credit facility is subject to an adjustable interest rate.  See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility.” We had no outstanding borrowings under our credit facility as of September 30, 2010.  To the extent that we borrow under the revolving credit facility, we may be subject to increased sensitivity to interest rate movements as they relate to CPE Resources’ ability to repay its debt.  Any future debt arrangements that we enter into may also require borrowings at adjustable interest rates that may increase our sensitivity to interest rate movements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

In the process of preparing our consolidated financial statements for prior periods in connection with the 2009 IPO, we identified material weaknesses in our internal controls over financial reporting that contributed to a restatement of our 2005, 2006 and 2007 consolidated financial statements and September 30, 2008, interim condensed consolidated financial statements.  Prior to the IPO, as an indirect wholly-owned subsidiary of Rio Tinto, we were not required to and we did not maintain a sufficient complement of personnel with an appropriate level of accounting, taxation and financial reporting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements on a stand-alone basis and the complexity of our operations and transactions.  We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP consolidated financial statements consistent with being a stand-alone, public company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In preparation for the filing of our 2009 Form 10-K, management performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and concluded that the previously identified material weaknesses were not yet remediated.  As a result, during the three months ended September 30, 2010, we continued to identify and implement changes and improvements in our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.  These changes include:

•                  additional personnel changes in the accounting and financial reporting areas;

•                  continuing policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting; and

•                  continuing to make other changes to improve the effectiveness of our internal control over financial reporting, including documenting and starting to test and remediate our key internal controls.

These remedial steps will need to be placed in operation for a sufficient period of time before we can evaluate the overall effectiveness of our remediation plan and be able to conclude that the material weaknesses have been remediated.  As such, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were ineffective as of September 30, 2010.

Notwithstanding the identified material weaknesses, management concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of Cloud Peak Energy Resources LLC as of and for the periods presented in conformity with U.S. GAAP.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties described in Item 1A of our 2009 Form 10-K.  The risks described in our 2009 Form 10-K are not the only risks we may face.  If any of those risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In our judgment, there were no material changes in the risk factors as previously disclosed in Item 1A of our 2009 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Strong Safety Performance

We operate three wholly-owned surface coal mines.  The Antelope mine and Cordero Rojo mine are in northeast Wyoming, and the Spring Creek mine is in south east Montana.  We also own, but do not operate, a 50% interest in a fourth surface coal mine in southeast Montana, Decker mine.

One of our most important values is ensuring the safety of our employees and contractors by operating in a safe and responsible manner and protecting the environment in which we live and work.  We have extensive safety systems that have been developed over many years.  We continue to focus on developing these systems and the safety leadership skills of our frontline supervisors.  We spend considerable time working in collaboration with our contractors to improve their safety performance while on our sites.  We use external audits to maintain certifications of our Health, Safety and Environment Management System.  A subset of this system is our certification under ISO-14001 and OHSAS-18001 programs, which cover Environment Management Systems and Occupational Health and Safety.  Our mines are also regularly inspected by the Mine Safety and Health Administration (MSHA) and state mine inspectors as part of their normal programs.

We had a strong safety performance in 2009.  According to MSHA data for our three owned and operated mines, we had the lowest 2009 all injury frequency rate (AIFR) among the ten largest U.S. coal producers of 0.66.  The AIFR is the number of reportable injuries suffered by employees per 200,000 hours worked.  We substantially outperformed our 2009 safety target of 0.88 AIFR.  Notably, the Antelope mine reached four million man-hours without a lost time incident at the end of 2009, and the Spring Creek mine was a runner-up in 2009 in the esteemed national Sentinels of Safety award for large surface coal groups.

For the first nine months of 2010, the AIFR for our three owned and operated mines was 0.66 (calculated internally based on MSHA methodology).

Quarterly Reporting Pursuant to Wall Street Reform and Consumer Protection Act Section 1503

As provided by Section 1503 of the Wall Street Reform and Consumer Protection Act, Cloud Peak Energy provides the following safety-related information for our three operated mines for the third quarter of 2010:

Item	Antelope Mine	Cordero Rojo Mine	Spring Creek Mine
Section 104 S&S citations (#)(1)	—	3	—
Section 104(b) orders (#)(2)	—	—	—
Section 104(d) citations and orders (#)(3)	—	—	—
Section 110(b)(2) violations (#)(4)	—	—	—
Section 107(a) orders (#)(5)	—	—	—
Proposed MSHA assessments ($)(6)	—	$2,395	—
Fatalities (#)(7)	—	—	—
Section 104(e) notices(8)	—	—	—
Pending Mine Safety Commission legal actions (including any contested penalties for citations issued)(9)	—	One pending proceeding under Section 105(c) (10)	—

(1)                      Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) (the Act) for which we received a citation from MSHA.

(2)                      Total number of orders issued under section 104(b) of the Act (30 U.S.C. 814(b)).

(3)                      Total number of citations and orders for unwarrantable failure of Cloud Peak Energy to comply with mandatory health or safety standards under section 104(d) of the Act (30 U.S.C. 814(d)).

(4)                      Total number of flagrant violations under section 110(b)(2) of the Act (30 U.S.C. 820(b)(2)).

(5)                      Total number of imminent danger orders issued under section 107(a) of the Act (30 U.S.C. 817(a)).

(6)                      Total dollar value of proposed assessments from MSHA under the Act (30 U.S.C. 801 et seq.).

(7)                      Total number of mining-related fatalities.

(8)                      Any mines owned and operated by us that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or (B) the potential to have such a pattern.

(9)                      Any pending legal action before the Federal Mine Safety and Health Review Commission involving a coal mine owned and operated by us.

(10)                 Docket No. WEST 2010-1314-D in which a terminated employee claims that such termination constituted unlawful retaliation for alleged safety-related statements made to the company.

Item 6.  Exhibits.

See Exhibit Index at page 38 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ MICHAEL BARRETT
Date: November 10, 2010		Michael Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed or furnished herewith