Form 10-K
period 2013-12-31
Cloud Peak Energy Resources LLC; CLOUD PEAK ENERGY INC.
filed 2014-02-14
CIK 1493144, 1441849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-34547

Commission File Number: 333-168639

Cloud Peak Energy Inc.

Cloud Peak Energy Resources LLC

(Exact name of registrant as specified in its charter)

Delaware	26-3088162
Delaware	26-4073917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 S. Gillette Ave., Gillette, Wyoming	82716
(Address of principal executive offices)	(Zip Code)

(307) 687-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Cloud Peak Energy Inc.	Yes☒ No☐
Cloud Peak Energy Resources LLC	Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Cloud Peak Energy Inc.	Yes☐ No☒
Cloud Peak Energy Resources LLC	Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Cloud Peak Energy Inc.	Yes☒ No☐
Cloud Peak Energy Resources LLC	Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Cloud Peak Energy Inc.	Yes☒ No☐
Cloud Peak Energy Resources LLC	Yes☒ No☐

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Cloud Peak Energy Inc.	☒	☐	☐	☐
Cloud Peak Energy Resources LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Cloud Peak Energy Inc.	Yes☐ No☒
Cloud Peak Energy Resources LLC	Yes☐ No☒

As of June 28, 2013, the last business day of Cloud Peak Energy Inc.’s most recently completed second fiscal quarter, the aggregate market value of the voting and nonvoting common stock held by non-affiliates of Cloud Peak Energy Inc. was approximately $1,003 million based on the closing price of Cloud Peak Energy Inc.’s common stock as reported that day on the New York Stock Exchange of $16.48 per share.  In determining this figure, Cloud Peak Energy Inc. has assumed that all of its directors and executive officers are affiliates.  Such assumptions should not be deemed conclusive for any other purpose.

Number of shares outstanding of Cloud Peak Energy Inc.’s common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 60,896,479 shares outstanding as of January 31, 2014.  100% of the common membership units of Cloud Peak Energy Resources LLC outstanding as of January 31, 2014 are held by Cloud Peak Energy Inc.

This combined Form 10-K is separately filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Cloud Peak Energy Resources LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Cloud Peak Energy Inc.’s proxy statement to be filed with the Securities and Exchange Commission in connection with Cloud Peak Energy Inc.’s 2014 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.  Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

Explanatory Note

This combined Form 10-K is filed by Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC.  Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant.  Each Registrant hereto is not filing any information that relates to such other Registrant, and therefore makes no representation as to any such information.  Cloud Peak Energy Resources LLC is the sole direct subsidiary of Cloud Peak Energy Inc., providing 100% of Cloud Peak Energy Inc.’s total consolidated revenue for the year ended December 31, 2013 and constituting nearly 100% of Cloud Peak Energy Inc.’s total consolidated assets as of December 31, 2013.

Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to both Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC and their subsidiaries.  Discussions or areas of this report that either apply only to Cloud Peak Energy Inc. or Cloud Peak Energy Resources LLC are clearly noted in such sections.

i

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words.  You should read statements that contain these words carefully because they discuss our current plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters.  While we believe that these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under “Risk Factors,” as well as any cautionary language in this report, describe the known material risks, uncertainties, and events that may cause our actual results to differ materially and adversely from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

•                  the prices we receive for our coal and our ability to effectively execute our forward sales strategy;

•                  competition with other producers of coal, including the impacts of currency exchange rate fluctuations and government energy and tax policies that make foreign coal producers more competitive for international transactions;

•                  competition with natural gas and other non-coal energy resources, which may be increased as a result of energy and tax policies, regulations and subsidies or other government incentives that encourage or mandate use of alternative energy sources;

•                  coal-fired power plant capacity, including the impact of environmental regulations, energy policies and other factors that may cause domestic and international electric utilities to phase out or close existing coal-fired power plants, reduce construction of any new coal-fired power plants, or reduce consumption of PRB coal;

•                  market demand for domestic and foreign coal, electricity and steel;

•                  our ability to maintain and grow our export sales;

•                  railroad, export terminal and other transportation performance, costs and availability, including development of additional export terminal capacity and our ability to access additional capacity on commercially reasonable terms;

•                  domestic and international economic conditions;

•                  timing of reductions or increases in customer coal inventories;

•                  weather conditions or weather-related damage that impacts demand for coal, our mining operations, our customers or transportation infrastructure;

•                  risks inherent to surface coal mining;

•                  our ability to successfully acquire coal and appropriate land access rights at attractive prices and in a timely manner and our ability to effectively resolve issues with conflicting mineral development that may impact our mine plans;

•                  our ability to produce coal at existing and planned volumes and to effectively manage the costs of our operations;

•                  our plans and objectives for future operations and the development of additional coal reserves, including risks associated with acquisitions;

•                  the impact of current and future environmental, health, safety and other laws, regulations, treaties or governmental policies, or changes in interpretations thereof, and third-party regulatory challenges, including those affecting our coal mining operations or our customers’ coal usage, carbon and other gaseous emissions or ash handling, or the logistics, transportation, or terminal industries, as well as related costs and liabilities;

•                  the impact of required regulatory processes and approvals to lease and obtain permits for coal mining operations or to transport coal to domestic and foreign customers, including third-party legal challenges;

•                  any increases in rates or changes in regulatory interpretations or assessment methodologies with respect to royalties or severance and production taxes;

•                  inaccurately estimating the costs or timing of our reclamation and mine closure obligations;

•                  disruptions in delivery or increases in pricing from third-party vendors of raw materials and other consumables which are necessary for our operations, such as explosives, petroleum-based fuel, tires, steel, and rubber;

•                  our assumptions concerning coal reserve estimates;

•                  our relationships with, and other conditions affecting, our customers (including our largest customers who account for a significant portion of our total revenue) and other counterparties, including economic conditions and the credit performance and credit risks associated with our customers and other counterparties, such as traders, brokers, and lenders under our credit agreement and financial institutions with whom we maintain accounts or enter hedging arrangements;

•                  the results of our hedging strategies for commodities, including our current hedging programs for coal sales and diesel fuel costs;

•                  the terms and restrictions of our indebtedness;

•                  liquidity constraints, including those resulting from the cost or unavailability of financing due to credit market conditions or our compliance with the financial covenants in our debt agreements;

•                  our assumptions regarding payments arising under the Tax Receivable Agreement and other agreements related to the initial public offering of Cloud Peak Energy Inc.;

•                  our liquidity, results of operations, and financial condition generally, including amounts of working capital that are available; and

•                  other factors, including those discussed in Item 1A of this Form 10-K.

GLOSSARY FOR SELECTED TERMS

Anthracite.  Anthracite is the highest rank coal.  It is hard, shiny (or lustrous), has a high heat content, and little moisture.  Anthracite is used in residential and commercial heating as well as a mix of industrial applications.  Some waste products from anthracite piles are used in energy generation.

Appalachian region.  Coal producing area in Alabama, eastern Kentucky, Maryland, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia.  The Appalachian region is divided into the northern, central, and southern Appalachian regions.

Ash.  Inorganic material consisting of iron, alumina, sodium, and other incombustible matter that remain after the combustion of coal.  The composition of the ash can affect the burning characteristics of coal.

Assigned reserves.  Reserves that are committed to our surface mine operations with operating mining equipment and plant facilities.  All our reported reserves are considered to be assigned reserves.

Bituminous coal.  The most common type of coal that is between subbituminous and anthracite in rank.  Bituminous coal produced from the central and eastern U.S. coal fields typically have moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btus.

BLM.  Department of the Interior, Bureau of Land Management.

BNSF.  Burlington Northern Santa Fe Railroad.

British thermal unit, or “Btu.” A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

CAIR.  Clean Air Interstate Rule.

Carbon dioxide, or CO2.  A gaseous chemical compound that is generated, among other ways, as a by-product of the combustion of fossil fuels, including coal, or the burning of vegetable matter.

CPE Inc.  Cloud Peak Energy Inc., a Delaware corporation.

CPE Resources.  Cloud Peak Energy Resources LLC, a Delaware limited liability company, formerly known as Rio Tinto Sage LLC, which is the sole direct subsidiary of CPE Inc.

Coal seam.  Coal deposits occur in layers typically separated by layers of rock.  Each layer is called a “seam.” A coal seam can vary in thickness from inches to a hundred feet or more.

Coalbed methane.  Also referred to as CBM or coalbed natural gas (“CBNG”).  Coalbed methane is methane gas formed during the coalification process and stored within the coal seam.

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

CSAPR.  Cross-State Air Pollution Rule.

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

EIA.  Energy Information Administration.

EIS.  Environmental Impact Statement.

EPA.  United States Environmental Protection Agency.

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

Fossil fuel.  A hydrocarbon such as coal, petroleum, or natural gas that may be used as a fuel.

GHG.  Greenhouse gas.

GW.  Gigawatts.

Highwalls.  The unexcavated face of exposed overburden and coal in a surface mine.

Incident rate or IR.  The rate of injury occurrence, as determined by MSHA, based on 200,000 hours of employee exposure and calculated as follows:

IR = (number of cases x 200,000) / hours of employee exposure.

LBA.  Lease by Application.  Before a mining company can obtain new coal leases on federal land, the company must nominate lands for lease.  The BLM then reviews the proposed tract to ensure maximum coal recovery.  The BLM also requires completion of a detailed environmental assessment or an EIS, and then schedules a competitive lease sale.  Lease sales must meet fair market value as determined by the BLM.  The process is known as Lease by Application.  After a lease is awarded, the BLM also has the responsibility to assure development of the resource is conducted in a fashion that achieves maximum economic recovery.

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

MATS.  Mercury and Air Toxics Standards (formerly Utility Maximum Achievable Control Technology, or Utility MACTS).

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

MSHA.  Mine Safety and Health Administration.

NAAQ.  National Ambient Air Quality.

v

NOx.  Nitrogen oxides.  NOx represents both nitrogen dioxide (“NO2”) and nitrogen trioxide (“NO3”), which are gases formed in high temperature environments, such as coal combustion.  It is a harmful pollutant that contributes to acid rain and is a precursor of ozone.

Non-reserve coal deposits.  Non-reserve coal deposits are coal bearing bodies that have been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground workings to assume continuity between sample points, and therefore warrant further exploration work.  However, this coal does not qualify as commercially viable coal reserves as prescribed by the Securities and Exchange Commission, or SEC, standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility.  Non-reserve coal deposits may be classified as such by either limited property control or geologic limitation, or both.

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

PRB.  Powder River Basin.  Coal producing area in northeastern Wyoming and southeastern Montana.

Preparation plant.  Usually located on a mine site, although one plant may serve several mines.  A preparation plant is a facility for crushing, sizing, and washing coal to prepare it for use by a particular customer.  The washing process separates higher ash coal and may also remove some of the coal’s sulfur content.

Probable reserves.  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves.  Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

Reclamation.  The process of restoring land to its prior condition, productive use, or other permitted condition following mining activities.  The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil, and planting native grass and shrubs.  Reclamation operations are typically conducted concurrently with mining operations.  Reclamation is closely regulated by both state and federal laws.

Reserve.  That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

Rio Tinto.  Rio Tinto plc and Rio Tinto Limited and their direct and indirect subsidiaries, including Rio Tinto Energy America Inc. (“RTEA”), our predecessor for accounting purposes; Kennecott Management Services Company (“KMS”); and Rio Tinto America Inc. (“RTA”), which is the owner of RTEA and KMS.

Riparian habitat.  Areas adjacent to rivers and streams with a differing density, diversity, and productivity of plant and animal species relative to nearby uplands.

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

Subbituminous coal.  Black coal that ranks between lignite and bituminous coal.  Subbituminous coal produced from the PRB has a moisture content between 20% to over 30% by weight, and its heat content ranges from 8,000 to 9,500 Btus.

Sulfur.  One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned.  Sulfur dioxide (“SO2”) is produced as a gaseous by-product of coal combustion.

Sulfur dioxide emission allowance.  A tradable authorization to emit sulfur dioxide.  Under Title IV of the Clean Air Act, one allowance permits the emission of one ton of sulfur dioxide.

Surface mine.  A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil overburden.  Surface mines are also known as open-pit mines.

Tax agreement liability.  The undiscounted estimated future liability owed by CPE Inc. to Rio Tinto under the Tax Receivable Agreement.

Tax Receivable Agreement.  We and RTEA entered into a Tax Receivable Agreement in connection with the IPO and the acquisition of our membership units of CPE Resources.  The Tax Receivable Agreement requires us to pay to RTEA 85% of the amount of cash tax savings, if any, that we realize as a result of the increases in tax basis that we obtained in connection with the initial acquisition of our interest in CPE Resources and our subsequent acquisition of RTEA’s remaining units in CPE Resources.

Thermal coal.  Coal used by power plants and industrial steam boilers to produce electricity or process steam.  It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Tonnes.  A “metric” ton, equal to 2,205 pounds.

Tons.  A “short” or net ton, equal to 2,000 pounds.

Truck-and-shovel mining.  Similar forms of mining where large shovels or front-end loaders are used to remove overburden, which is used to backfill pits after the coal is removed.  Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loading facilities.

Union Pacific or UP.  Union Pacific Railroad.

PART I

Item 1.  Business.

Overview

CPE Inc. is one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project and own a 50% non-operating interest in a fourth surface mine, the Decker mine.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable reserves.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we entered an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement (“Exploration Agreement”) with the Crow Tribe of Indians, which were approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 22 of Notes to Consolidated Financial Statements in Item 8.

Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope mine, Cordero Rojo mine, and Spring Creek mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and West Texas Intermediate (“WTI”) collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.  Sales between reportable segments are priced based on prevailing market prices.

History

CPE Inc., a Delaware corporation organized on July 31, 2008, is a holding company that manages its wholly-owned consolidated subsidiary CPE Resources, but has no business operations or material assets other than its ownership interest in CPE Resources.  CPE Inc.’s only source of cash flow from operations is distributions from CPE Resources pursuant to the CPE Resources limited liability company agreement.  CPE Inc. also receives management fees pursuant to a management services agreement between CPE Inc. and CPE Resources as reimbursement of certain administrative expenses.

Our business operations are conducted by CPE Resources, formerly known as Rio Tinto Sage LLC, a Delaware limited liability company formed as a wholly-owned subsidiary of RTEA on August 19, 2008.  RTEA is our predecessor for accounting purposes.  RTEA, a Delaware corporation, formerly known as Kennecott Coal Company, was formed as a wholly-owned subsidiary of RTA on March 1, 1993.  Between 1993 and 1998, RTEA acquired the Antelope, Colowyo, Jacobs Ranch and Spring Creek coal mines and the Cordero and Caballo Rojo coal mines, which are operated together as the Cordero Rojo coal mine, and a 50% non-operating interest in the Decker coal mine.  In December 2008, RTEA contributed RTA’s western U.S. coal business to CPE Resources (other than the Colowyo mine).  On October 1, 2009, CPE Resources sold the Jacobs Ranch mine to Arch Coal, Inc. and distributed the proceeds to Rio Tinto.

CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note which was repaid with proceeds from the initial public offering of its common stock (“IPO”) on November 19, 2009.  Rio Tinto retained ownership of the remaining 49% until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto.  In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the 49% common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the “Secondary Offering”), resulting in our acquisition of 100% of Rio Tinto’s holdings in CPE Resources.  As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

Coal Characteristics

In general, coal of all geological compositions is characterized by end use either as thermal or metallurgical.  Heat value and sulfur content are the most important variables in the economic marketing and transportation of thermal coal.  We mine, process, and market low sulfur content, subbituminous thermal coal, the characteristics of which are described below.  Because we currently operate only in the PRB, which does not have metallurgical coal, we produce only thermal coal.

Heat Value

The heat value of coal is commonly measured in Btus. Subbituminous coal from the PRB has a typical heat value that ranges from 8,000 to 9,500 Btus.  Subbituminous coal from the PRB is used primarily by electric utilities and by some industrial customers for steam generation.  Coal found in other regions in the U.S., including the eastern and Midwestern regions, tends to have a higher heat value than coal found in the PRB, other than lignite coal which has lower heat value than subbituminous coal but is typically only used to supply coal to utilities that are directly adjacent to the mine.

Sulfur Content

Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal.  See “Environmental and Other Regulatory Matters—Clean Air Act.”  The sulfur content of coal can vary from seam to seam and within a single seam.  The concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion.  Coal-fired power plants can comply with sulfur dioxide emissions regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by up to 90%.  According to the EPA, in 2012, out of utilities with a coal generating capacity of approximately 320 GW, utilities accounting for a capacity of over 190 GW had been retrofitted with scrubbers.  Furthermore, any new coal-fired generation plants built in the U.S. are expected to use some type of sulfur-reduction technology.  The demand or price for lower sulfur coal may decrease with widespread implementation of sulfur-reduction technology.

PRB coal typically has a lower sulfur content than eastern U.S. coal and generally emits no greater than 1.2 pounds of sulfur dioxide per million Btus.

Other

Ash is the inorganic residue remaining after the combustion of coal.  As with sulfur content, ash content varies from seam to seam.  Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion.  The ash content of PRB coal is generally low, representing approximately 5% to 10% by weight.  The composition of the ash, including the proportion of sodium oxide, as well as the ash fusion temperatures are important characteristics of coal and help determine the suitability of the coal to specific end users.  In limited cases, domestic customer requirements at the Spring Creek mine have required, and may continue to require, the addition of earthen materials to dilute the sodium oxide content of the post-combustion ash of the coal.

Moisture content of coal varies by the type of coal and the region where it is mined.  In general, high moisture content is associated with lower heat values and generally makes the coal more expensive to transport.  Moisture content in coal, on an as-sold basis, can range from approximately 2% to over 35% of the coal’s weight.  PRB coals have typical moisture content of 20% to 30%.

Mercury and chlorine are trace elements within coal that are of primary consideration relative to utility plant emissions and performance.  Trace amounts of mercury and chlorine in PRB coal are relatively low compared to coal from other regions.

Coal Mining Methods

Surface Mining

All of our mines are surface mining operations utilizing both dragline and truck-and-shovel mining methods.  Surface mining is used when coal is found relatively close to the surface.  Surface mining typically involves the removal of topsoil and drilling and blasting the overburden (earth and rock covering the coal) with explosives.  The overburden is then removed with draglines, trucks, shovels, and dozers.  Trucks and shovels then remove the coal.  The final step involves replacing the overburden and topsoil after the coal has been excavated, reestablishing vegetation into the natural habitat and making other changes designed to provide local community benefits.  We typically recover 90% or more of the economic coal seam for the mines we operate.

Coal Preparation and Blending

In almost all cases, the coal from our mines is crushed and shipped directly from our mines to the customer.  Typically, no other preparation is needed for a saleable product.  However, depending on the specific quality characteristics of the coal and the needs of the customer, blending different types of coals may be required at the customer’s plant.  Coals of various sulfur and ash contents can be mixed or “blended” to meet the specific combustion and environmental needs of customers.  All of our coal can be blended with coal from other coal producers.  Spring Creek’s location and the high Btu content of its coal make its coal better suited than our other coal for export and transportation to the northeastern U.S. coal markets for blending by the customer with coal sourced from other markets to achieve a suitable overall product.

Mining Operations

We currently operate solely in the PRB.  Two of the mines we operate are located in Wyoming and one is located in Montana.  We also own a 50% non-operating interest in the Decker mine, which is located in Montana.  The other 50% mine owner has responsibility for the day-to-day operations.  We currently own the majority of the equipment utilized in our mining operations, excluding the Decker mine.  We employ preventative maintenance and rebuild programs and upgrade our equipment as part of our efforts to ensure that it is productive, well-maintained, and cost-competitive.  Our maintenance programs also utilize procedures designed to enhance the efficiencies of our operations.  The following table provides summary information regarding our mines as of December 31, 2013.

	2013 As Delivered Average				Tons Sold
	Btu	Ash
Mine	per lb	Content	Sulfur Content		2013	2012	2011
		(%)	(%)	(lbs SO2/mmBtu)	(million tons)
Antelope	8,897	5.20	0.22	0.49	31.4	34.3	37.1
Cordero Rojo(1)	8,476	5.42	0.29	0.68	36.7	39.2	39.5
Spring Creek	9,283	4.96	0.33	0.71	18.0	17.2	19.1
Decker(2)	9,455	4.69	0.41	0.87	1.5	1.4	1.5
Other(3)	N/A	N/A	N/A	N/A	1.5	0.9	1.5
Total					89.1	93.0	98.7

(1)                                 We have announced that we are currently evaluating reducing Cordero Rojo production by approximately 10 million tons per year starting in 2015.

(2)                                 Tons sold numbers reflect our 50% non-operating interest.

(3)                                 The tonnage shown for “Other” represents our purchases from third-party sources that we have resold.  See “—Customers and Coal Contracts—Broker Sales and Third-Party Sources.”

Our Antelope and Cordero Rojo mines are served by the BNSF and UP railroads.  Our Spring Creek mine and the Decker mine are served solely by the BNSF railroad.

The following map shows the locations of our mining operations:

Antelope Mine

The Antelope mine is located in the southern end of the PRB approximately 60 miles south of Gillette, Wyoming.  The mine extracts thermal coal from the Anderson and Canyon Seams, with up to 44 and 36 feet, respectively, in thickness.  Two of our federal coal leases for the Antelope mine have been subject to legal challenges against the U.S. Bureau of Land Management (“BLM”) and the Secretary of the Interior by environmental organizations.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.” Significant areas of unleased coal north and west of the mine are available for nomination by us or other mining operations or persons.  Based on the average sulfur content of 0.52 lbs SO2/mmBtu, the reserves at our Antelope mine are considered to be compliance coal under the Clean Air Act, and this coal is some of the lowest sulfur coal produced in the PRB.

Cordero Rojo Mine

The Cordero Rojo mine is located approximately 25 miles south of Gillette, Wyoming.  The mine extracts thermal coal from the Wyodak Seam, which ranges from approximately 55 to 70 feet in thickness.  We previously nominated as an LBA a large coal tract adjacent to our existing operation. The BLM divided this LBA into two tracts, Maysdorf II North and Maysdorf II South.  The Maysdorf II North tract was offered in August 2013 and no bids were submitted.  Our decision not to bid was made in light of current market conditions and access issues to the coal.  The BLM is expecting to delay any future lease sale on the Maysdorf II South tract for up to two years due to current weak markets.  Significant additional areas of unleased coal are potentially available for nomination by us or other mining operations or persons adjacent to our current operations.  Based on the average sulfur content of 0.69 lbs SO2/mmBtu, the reserves at our Cordero Rojo mine are considered to be compliance coal under the Clean Air Act.

Spring Creek Mine

The Spring Creek mine is located in Montana approximately 35 miles north of Sheridan, Wyoming.  The mine extracts thermal coal from the Anderson-Dietz Seam, which averages approximately 80 feet in thickness.  The location of the mine relative to the Great Lakes is attractive to our customers in the northeast because of lower transportation costs.  The location of the Spring Creek mine also provides access to export terminals in the Pacific Northwest, providing a geographic advantage relative to other PRB mines.  As a result, interest from foreign buyers in coal from our Spring Creek mine continues, and, in 2013, we shipped approximately 4.7 million tons of Spring Creek coal through terminals located in British Columbia, Canada.  We continue to seek opportunities to increase our port capacity in the Pacific Northwest.  Based on the average sulfur content of 0.73 lbs SO2/mmBtu, the reserves at our Spring Creek mine are considered to be compliance coal under the Clean Air Act.

Decker Mine

The Decker mine is located immediately to the southeast of our Spring Creek mine in Montana.  We own a 50% non-operating interest in the mine, which is a union-based operation.  We do not employ any of the Decker mine employees.  The other 50% mine owner has responsibility for the day-to-day operations and markets the thermal coal out of the Decker mine subject to the direction of the management committee.  There are two principal seams at West Decker, Dietz 1 and Dietz 2, with typical thicknesses of 51 and 16 feet, respectively, and three seams at East Decker, Dietz 1 Upper, Dietz 1 Lower and Dietz 2, with typical thicknesses of 27, 17 and 16 feet, respectively.

For 2014 deliveries, Decker is currently planning to sell up to approximately 3.8 million tons, of which our 50% share would be 1.9 million tons.  Some of these potential sales remain subject to entering definitive contracts.

An October 2013 audit report related to the other 50% owner’s ultimate parent company stated that if planned funding or alternative sources of capital are not obtained, there exists a material uncertainty whether Ambre Energy Limited and its controlled entities would be able to continue as a going concern.

Development Projects

Youngs Creek Project

The Youngs Creek project is a permitted but undeveloped surface mine project in the Northern PRB region located 13 miles north of Sheridan, Wyoming, contiguous with the Wyoming-Montana state line.  The Youngs Creek project is approximately seven miles south of our Spring Creek mine and seven miles from the mainline railroad, and is near the Crow project (described below). We acquired the Youngs Creek project in June 2012.  The coal located at the Youngs Creek project is similar quality to that of our Spring Creek mine and offers lower sodium levels.  The Youngs Creek project mining permit covers 287 million tons of non-reserve coal deposits, of which approximately 272 million tons benefit from a royalty rate of 8.0% of the coal sales price free on board at the mine site, payable to the sellers, which is below the normal 12.5% royalty rate payable on federal coal.  We also control additional leased and private coal related to the Youngs Creek project that has not been evaluated and is not in any mine plan.  We also acquired approximately 38,800 acres of surface rights which includes land extending north to our Spring Creek mine, onto the Crow Indian Reservation to the west, and abuts the Decker mine to the east.  We are in the process of evaluating the development options for this project, and believe that its proximity to the Spring Creek mine and the Crow project represent an opportunity to optimize our mine developments in the Northern PRB region.

Crow Project

In January 2013, we entered an Option Agreement and a corresponding Exploration Agreement with the Crow Tribe of Indians.  These agreements were approved by the Department of the Interior on June 14, 2013.  This coal project is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project in the Northern PRB region.  We paid the Crow Tribe $3.75 million for the Option Agreement.  We will make annual option payments throughout the term of the Option Agreement, which, during the initial option period could total up to $10 million.  The Option and Exploration Agreements provide for exploration rights and exclusive options to lease three separate coal deposits on the Crow Indian Reservation over an initial five-year term, with two extension periods through 2035 if certain conditions are met.  Upon the exercise of an option or options to lease, we would pay the Crow Tribe an amount equal to $0.08 per ton to $0.15 per ton, depending on the lease area and coal deposit and subject to adjustment for inflation.  The agreements also set forth adjustable royalty rates, ranging from 7.5% to 15% of the coal sales price free on board at the mine site and contain standard coal production taxes to be paid to the Crow Tribe.  The coal located at the Crow project is similar quality to that of our Spring Creek mine and offers lower sodium levels.  We are undertaking the exploration program and evaluating the development options for this project, and believe that its proximity to the Spring Creek mine and the Youngs Creek project represents an opportunity to optimize our mine developments in the Northern PRB region.

The map below shows where the Youngs Creek project and Crow project are located relative to our Spring Creek mine.

Customers, Contracts and Logistics Services

We focus on building long-term relationships with customers through our reliable performance and commitment to customer service.  We supply coal to 79 domestic and foreign electric utilities and over 81% of our sales were to customers with an investment grade credit rating as of December 31, 2013.  Furthermore, over 79% of our 2013 sales were to customers with whom we have had relationships for more than 10 years.  During 2013, approximately 44% of our consolidated revenue was derived from our top ten customers.  No customer accounted for 10% or more of our total revenue in 2013.  A significant portion of our revenue for the Logistics and Related Activities segment is derived from entities owned or controlled by Korea Electric Power Corporation.  We believe we could make up the loss of any sales caused by the loss of one or more of these entities; however, we cannot guarantee that the prices we would receive from any replacement sales would be at a price as favorable as the original sales price.

The following map shows the percentage of our tons sold by state of destination during 2013 from coal produced at the three mines we own and operate.  Our coal supplies fueled approximately 4% of the electricity generated in the U.S. in 2013.  We also supplied approximately 6% of the tons produced at our mines to customers outside of the U.S. in 2013.

We categorize our customers by how we sell coal to them.  Our mine customers purchase coal directly from our mine sites, where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  Mine customers arrange for and bear the costs of transporting their coal from our mines to their plants or other specified discharge points.  Our mine customers are typically domestic utility companies primarily located in the mid-west and south central U.S., although we also sell to other domestic utility companies, as well as to third-party brokers.

Our logistics customers purchase coal from us, along with our logistics services to deliver the coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Title and risk of loss pass to the customer at the remote delivery point.  Our logistics services include the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Often these rail and terminal contracts involve significant take-or-pay commitments.  Logistics customers are primarily foreign and domestic utility companies as well as third-party brokers.  With respect to our international sales, at present, we are primarily focused on end-user customers; however a small portion of our sales are made to international traders who sell on to end-user customers.  In 2013, we were the largest U.S. exporter of thermal coal into South Korea.

Mine Customers

Long-term Coal Sales Agreements

As is customary in the coal industry, we generally enter into fixed price, fixed volume supply contracts with our mine customers.  Contracts with our mine customers generally have terms of one to five years, although some are as short as one to six months and others may be longer than ten years.  For the year ended December 31, 2013, approximately 83% of our total revenue attributable to our Owned and Operated Mines segment was derived from long-term supply contracts with a term of one year or greater and approximately 55% of our committed tons to mine customers was associated with contracts that had three years or more remaining on their term.

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

Our coal supply contracts typically contain “hardship” provisions to adjust the base price due to new statutes, ordinances or regulations that affect our costs related to performance of the agreement.  Additionally, some of our contracts contain provisions that allow for the recovery of costs incurred as a result of modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities.  These provisions only apply to the base price of coal contained in these supply contracts.  In some circumstances, a significant adjustment in base price can lead to termination of the contract.  In addition, a small number of our contracts contain clauses that may allow customers to terminate the contract in the event of significant changes in environmental laws and regulations which result in the customer being unable to perform under the terms of the contract.

Most of our coal supply contracts to mine customers include a fixed price for the term of the agreement or a pre-determined escalation in price for each year.  Some of these contracts that extend for a four- or five-year term or longer may include variable pricing.  These price re-opener and index provisions may allow either party to commence a renegotiation of the contract price at a pre-determined time.  Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices.  In some agreements, if the parties do not agree on a new price, either party has an option to terminate the contract.  Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers.

Quality and volumes for the coal are stipulated in coal supply contracts.  Some customers are allowed to vary the amount of coal taken under the contract.  Most of our coal supply contracts contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature.  Our contracts also typically attempt to account for the low sulfur content of our coal by reflecting a market adjustment for the low sulfur in the contract price or through an adjustment calculated based on the as-

delivered average sulfur content of our coal, or both.  Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.

Contracts with our mine customers also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer.  These contracts generally provide that in the event a force majeure circumstance exceeds a certain time period (e.g., 60-90 days), the unaffected party may have the option to terminate the transaction or transactions under the agreement.  Some of those contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer.  Generally, contracts with our mine customers allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure under the terms of the contract between the Mine Customer and the railroad.

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

Generally, under the terms of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, other than from their own negligence, and for damage to our customers’ equipment due to non-coal materials being included with our coal before leaving our property.

Transportation

Transportation can be one of the largest components of a purchaser’s total cost.  Coal used for domestic consumption by our mine customers is sold free on board (“FOB”) at the mine or nearest loading facility, and the purchaser of the coal bears the transportation costs and risk of loss.  Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivery costs.  Our mines (including the Decker mine) are served by the BNSF and/or UP railways.

Although the purchaser pays the freight, transportation costs still are important to coal mining companies because the purchaser will consider the delivered cost of coal, including transportation costs, in determining from which mines it will purchase.  Transportation costs borne by the customer vary greatly based on each customer’s proximity to the mine.

Logistics Customers

Long-term Coal Sales Agreements

We generally enter into fixed price, fixed volume supply contracts with our logistics customers.  Contracts with our logistics customers generally have terms of one to three years.  The terms of our sales agreements result from competitive bidding and extensive negotiations with customers.  Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, logistics and coal quality requirements, quantity parameters, permitted sources of supply, impact of future regulatory changes, extension options, force majeure, termination, assignment and other provisions.

Many of our international contracts with logistics customers contain evergreen clauses and a combination of annual, semi-annual, or quarterly pricing negotiations consistent with conventional industry standards for the Asian Pacific region.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

In addition to containing the similar terms as those described for our mine customers above, contracts with our logistics customers also may include terms relating to:

•                  demurrage fees for international contracts, charged to us when a vessel is not dispatched on time;

•                  fixed pricing for the first year of sales, and a provision providing for future years’ pricing to be negotiated at a specific point in time related to some of our foreign contracts; and

•                  additional coal quality requirements, such as grindability, which deals with the hardness of the coal, and ash fusion temperature, which measures the softening and melting behavior of the ash contained in the coal.

Transportation and Logistics Services

For our logistics customers, we provide a variety of services designed to facilitate the sale and delivery of coal.  These services include the purchase of coal from third parties or from our owned and operated mines, coordination of the transportation and delivery of purchased coal, negotiation of take-or-pay rail agreements and take-or-pay terminal agreements and demurrage settlement with vessel operators.  We also bear the costs of transporting the coal to the delivery point.  For our international customers, this includes export terminals located in the Pacific Northwest, which can be over 2,600 miles from our mines and involve transporting over three different railroads.  Our logistics customers located overseas are generally responsible for paying the cost of ocean freight, although occasionally we may arrange that transportation as well.

We have an unaffiliated Korean representative company, WoonBong Energy, which helps us facilitate our sales in South Korea.  WoonBong Energy provides market research on Korean coal markets, acts as an intermediary for communications with our Korean customers and assists with logistics issues in sales to Korean customers.  WoonBong Energy provides these services exclusively for us in South Korea.

To help support and ensure export terminal capacity for a portion of our anticipated export sales, from time to time we enter into long-term throughput agreements with export terminal companies and railroads.  These types of take-or-pay agreements require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal.  If we fail to acquire sufficient export sales to meet our minimum obligations under the take-or-pay agreements, we are still obligated to make payments to the export terminal company or railroad.  In 2011, we entered into a long-term throughput contract with Westshore Terminals Limited Partnership that expires in 2023 for a portion of our anticipated export sales through their export terminal in Vancouver, British Columbia.  Also, in February 2013, we announced a throughput option agreement with SSA Marine that provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  This agreement requires us to make annual option payments, aggregating up to a maximum of $16 million over a five-year period.  The initial shipping term is 10 years with an option to enter into two five-year extension terms.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal would accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.  We also continue to explore other Pacific Northwest terminal opportunities as part of our efforts to grow our export sales.

Also included in the costs within our Logistics and Related Activities segment are fees to cover rail and export terminal charges, as well as fees to cover capital costs and investments that we incur to enable us to provide logistics services to our logistics customers, such as the purchase or lease of rail cars.

Broker Sales and Third-Party Sources

From time to time, we purchase coal through brokers and sell to brokers and third-party sources any excess produced coal, including selling to brokers who sell to end users in foreign countries.  For delivery during the year ended December 31, 2013, we purchased 1.5 million tons through brokers and third-party sources, and sold 1.5 million tons to brokers and third-party sources.

Sales and Marketing

We have a team of experienced sales, marketing and customer service personnel.  To help develop and maintain the relationships we have with our mine and logistics customers, we have divided the department into teams consisting of:

•                  Sales and Marketing, which focuses on traditional requests for proposals by our mine customers;

•                  Customer Service, which provides contract and after-sales support to our customers;

•                  Logistics and Industrial Sales, which focuses on logistics, transportation and related services on behalf of our Logistics and Related Activities segment;

•                  Trading and Revenue Management, which provides industry insight, recommends pricing strategies and participates in the spot and forward markets; and

•                  Export Sales, which focuses on sales to our international logistics customers.

As of December 31, 2013, we had 23 employees in our sales and marketing department.

Suppliers

Principal supplies used in our business include heavy mobile equipment, petroleum-based fuels, explosives, tires, steel and other raw materials, as well as spare parts and other consumables used in the mining process.  We use third-party suppliers for a portion of our equipment rebuilds and repairs, drilling services and construction.  We use sole source suppliers for certain parts of our business such as dragline shovel parts and services and tires.  We believe adequate substitute suppliers are available.  For further discussion of our suppliers, see Item 1A “Risk Factors — Risks Related to Our Business and Industry — Increases in the cost of raw materials and other industrial supplies, or the inability to obtain a sufficient quantity of those supplies, could increase our operating expenses, disrupt or delay our production and materially adversely affect our profitability.”

Competition

The coal industry is highly competitive.  See Item 1A “Risk Factors—Risks Related to Our Business and Industry—Competition with domestic and foreign coal producers and with producers of natural gas and other competing energy sources may negatively affect our sales volumes and our ability to sell coal at a favorable price.”  We compete directly with all coal producers and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally.  The most important factors on which we compete with other coal producers are coal price, coal quality and characteristics, costs to transport the coal, customer service and the reliability of supply.  Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic and foreign electric generation industries.  These coal consumption patterns are influenced by factors beyond our control, including the supply and demand for domestic and foreign electricity, domestic and foreign governmental regulations and taxes, environmental and other regulatory changes, technological developments, the price and availability of other fuels, such as natural gas and crude oil, the availability of subsidies, and renewable mandates designed to encourage greater use of alternative energy sources, including hydroelectric, nuclear, wind and solar power, and currency exchange rate fluctuations, all of which can decrease demand for thermal coal or may decrease demand for PRB coal compared to other global coal basins.

Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, we compete with other coal producers operating in the PRB for additional coal through the LBA process.  This process is competitive and we expect the competition for LBAs to remain strong.

Employees

As of December 31, 2013, we had approximately 1,700 full-time employees.  None of our employees are currently parties to collective bargaining agreements.  We believe that we have good relations with our employees.  We hold a 50% non-operating interest in the Decker mine in Montana, which is a union-based operation.  We do not employ any of the Decker mine employees.  As of December 31, 2013, we had 259 external contractors on a full-time, equivalent basis.

Executive Officers

Set forth below is information concerning our current executive officers as of December 31, 2013.

Name	Age	Position(s)
Colin Marshall	49	President, Chief Executive Officer and Director
Michael Barrett	44	Executive Vice President and Chief Financial Officer
Gary Rivenes	43	Executive Vice President and Chief Operating Officer
Bruce Jones	55	Senior Vice President, Technical Services
Cary Martin	61	Senior Vice President, Human Resources
Todd Myers	49	Senior Vice President, Business Development
James Orchard	53	Senior Vice President, Marketing and Government Affairs
Bryan Pechersky	43	Senior Vice President, General Counsel and Corporate Secretary
Heath Hill	43	Vice President and Chief Accounting Officer

Colin Marshall has served as our President, Chief Executive Officer and a director since July 2008. Previously, he served as the President and Chief Executive Officer of Rio Tinto Energy America Inc. (“RTEA”), an indirect subsidiary of Rio Tinto plc and the former parent company of Cloud Peak Energy Resources LLC (“CPE Resources”), the company’s wholly-owned subsidiary, from June 2006 until November 2009. In this Proxy Statement, references to “Rio Tinto” refer to Rio Tinto plc and Rio Tinto Limited and their subsidiaries, collectively. Rio Tinto plc is the ultimate parent company of RTEA. From March 2004 to May 2006, Mr. Marshall served as General Manager of Rio Tinto’s Pilbara Iron’s west Pilbara iron ore operations in Tom Price, West Australia, from June 2001 to March 2004, he served as General Manager of RTEA’s Cordero Rojo mine in Wyoming, and from August 2000 to June 2001, he served as Operations Manager of RTEA’s Cordero Rojo mine. Mr. Marshall worked for Rio Tinto plc in London as an analyst in the Business Evaluation Department from 1992 to 1996. From 1996 to 2000, he was Finance Director of the Rio Tinto Pacific Coal business unit based in Brisbane Australia. Mr. Marshall holds a Bachelor of Engineering degree and a Master’s degree in mechanical engineering from Brunel University and a Master of Business Administration from the London Business School.

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

Bruce Jones has served as our Senior Vice President, Technical Services since July 2013. Prior to his appointment as Senior Vice President, Mr. Jones was General Manager of our Spring Creek Mine. He began his career as a mining engineer for Inspiration Coal, Inc. in Price, Kentucky and, over the past thirty-two years, has held such positions as Mine Foreman, Maintenance Manager, Environmental Engineer and Process Supervisor. Before coming to Spring Creek Mine, Mr. Jones was the Operations Manager for Kennecott Utah Copper at the Bingham Canyon Mine in Bingham Canyon, Utah.  Mr. Jones holds a Bachelor of Science degree in mining engineering from the University of Wisconsin-Platteville, a Master of Business Administration from the University of Utah, and is a registered professional engineer in Kentucky and Utah.

Cary Martin has served as our Senior Vice President, Human Resources since October 2009. Previously, he served as Vice President / Corporate Officer of Human Resources for OGE Energy Corp., an electric utility and natural gas processing holding company from September 2006 until March 2008, and as a Segment Vice President for several different divisions of SPX Corporation, an international multi-industry manufacturing and services company from December 1999 until May 2006. In these capacities, Mr. Martin’s responsibilities included oversight of employee and labor relations, workforce planning, employee development, compensation administration, policies and procedures and other responsibilities that are common for a human resources executive. From 1982 until 1999, Mr. Martin served in various management and officer positions for industries ranging from medical facilities to cable manufacturers. Mr. Martin received his Bachelor’s degree in business administration from the University of Missouri and his Master’s degree in management sciences from St. Louis University.

Todd Myers has served as our Senior Vice President, Business Development since July 2010. Previously, he served as President of Westmoreland Coal Sales Company. Prior to that, Mr. Myers served in other senior leadership positions with Westmoreland Coal Company in marketing and business development during two periods dating to 1989. In his various capacities with Westmoreland, Mr. Myers’s responsibilities included developing and implementing corporate merger and acquisition strategies, divesting coal related assets, negotiating complex transactions and other responsibilities generally attributable to the management of coal businesses. Mr. Myers also spent five years with RDI Consulting, a leading consulting firm in the energy industry, where he led the energy and environment consulting practice. In 1987, Mr. Myers served as a staff assistant in the U.S. House of Representatives. Mr. Myers earned his Bachelor of Arts in political science from Pennsylvania State University in University Park, Pennsylvania, and his Master’s degree in international management from the Thunderbird Graduate School of Global Management in Glendale, Arizona.

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

Bryan Pechersky has served as our Senior Vice President and General Counsel since January 2010 and our Corporate Secretary since March 2013. Previously, Mr. Pechersky was Senior Vice President, General Counsel and Secretary for Harte-Hanks, Inc., a worldwide, direct and targeted marketing company from March 2007 to January 2010. Prior to that, he also served as Senior Vice President, Secretary and Senior Corporate Counsel for Blockbuster Inc., a global movie and game entertainment retailer from October 2005 to March 2007, and was Deputy General Counsel and Secretary for Unocal Corporation, an international energy company acquired by Chevron Corporation in 2005, from March 2004 until October 2005. While in these capacities, Mr. Pechersky’s responsibilities included advising on various legal, regulatory and compliance matters, transactions and other responsibilities that are common for a general counsel and corporate secretary. Mr. Pechersky was in private practice for approximately seven years with the international law firm Vinson & Elkins L.L.P. before joining Unocal Corporation. Mr. Pechersky also served as a Law Clerk to the Hon. Loretta A. Preska, Chief Judge of the U.S. District Court for the Southern District of New York in 1995 and 1996. Mr. Pechersky earned his Bachelor’s degree and Juris Doctorate from the University of Texas, Austin, Texas.

Heath Hill has served as our Vice President and Chief Accounting Officer since September 2010. Previously, Mr. Hill served in various capacities with PricewaterhouseCoopers LLP, our independent public accountants, from September 1998 to September 2010, including Senior Manager from September 2006 to September 2010, and Manager from September 2003 to September 2006. While with PricewaterhouseCoopers LLP, Mr. Hill’s responsibilities included assurance services primarily related to SEC registrants, including annual audits of financial statements and internal controls, public debt offerings and IPO transactions. From June 2003 to June 2005 he held a position with PricewaterhouseCoopers in Germany serving U.S. registrants throughout Europe. Mr. Hill never worked on any engagements or projects for Cloud Peak Energy Inc. or its predecessor, Rio Tinto, while he was with PricewaterhouseCoopers LLP. Mr. Hill earned his Bachelor’s degree in accounting from the University of Northern Colorado and is an active certified public accountant.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position.  Current and future laws, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations, or orders, and related third-party legal challenges, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which we cannot predict.  Current and future laws, regulations or orders, including those relating to global climate change, may also cause coal to continue to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  As a result, current and future laws, regulations or orders may materially adversely affect our mining operations, cost structure, the price we receive for our coal, or our customers’ demand for coal.

We are committed to conducting our mining operations in compliance with all applicable federal, state and local laws and regulations.  As an example, all of the mines we operate are certified to the international standard for environmental management systems (ISO 14001).  Our industry is highly regulated and the laws and regulations which apply to our operations are extensive, change frequently, and tend to become stricter over time.  We have procedures in place, which are designed to enable us to comply with these laws and regulations.  We believe we are substantially in compliance with applicable laws and regulations.  However, due to the complexity and interpretation of these laws and regulations, we cannot guarantee that we have been or will be at all times in complete compliance.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment.  For example, in order to obtain a federal coal lease, an EIS must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any direct and indirect effects from the mining, transportation and burning of coal.  In recent years, particular attention has been focused on the impact of the production and usage of coal on global climate change, which resulted in extensive comments from environmental groups on the EIS prepared in connection with the West Antelope II LBA, and subsequent legal challenges were filed against the BLM and the Secretary of the Interior with respect to the corresponding coal leases.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”  Our nominations or lease applications may be subject to delays or challenges, which may result in difficulties in obtaining leases or impact our ability to mine the coal subject to those leases and/or delay our access to mine the coal.  The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may limit or delay commencement or continuation of mining operations.  In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, stockholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations.  Thus, past or ongoing violations of applicable laws and regulations by these interested persons and entities could provide a basis to revoke our existing permits and to deny the issuance of additional permits.

Permitting requirements also require, under certain circumstances, that we must obtain surface owner consent if the surface estate has been split from the mineral estate.  This requires us to negotiate with third parties for surface access that overlies coal we acquired or intend to acquire.  These negotiations can be costly and are time consuming, lasting years in some instances, which can create additional delays in the permitting process.  If we cannot successfully negotiate for land access, we could be denied a permit to mine coal we already own.

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

Surface Mining Control and Reclamation Act

SMCRA establishes mining, environmental protection, reclamation and closure standards for all aspects of surface coal mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior (“OSM”) or from the applicable state agency if the state agency has obtained regulatory primacy.  A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA.  Both Wyoming and Montana, where our owned and operated mines are located, have achieved primacy to administer the SMCRA program.

SMCRA permit provisions include a complex set of requirements, which include, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, selective handling of overburden materials, mine pit backfilling and grading, disposal of excess spoil, protection of the hydrologic balance, surface runoff and drainage control, establishment of suitable post mining land uses and re-vegetation.  We begin the process of preparing a mining permit application by collecting baseline data to adequately characterize the pre-mining environmental conditions of the permit area.  This work is typically conducted by third-party consultants with specialized expertise and typically includes surveys and/or assessments of the following: cultural and historical resources; geology; soils; vegetation; aquatic organisms; wildlife; potential for threatened, endangered or other special status species; surface and ground water hydrology; climatology; riverine and riparian habitat and wetlands.  The geologic data and information derived from the surveys and/or assessments are used to develop the mining and reclamation plans presented in the permit application.  The mining and reclamation plans address the provisions and performance standards of the state’s equivalent SMCRA regulatory program, and are also used to support applications for other authorizations and/or permits required to conduct coal mining activities. Also included in the SMCRA permit application is information used for documenting surface and mineral ownership, variance requests, access roads, bonding information, mining methods, mining phases, other agreements that may relate to coal, other minerals, oil and gas rights, water rights, permitted areas and ownership and control information required to determine compliance with OSM’s regulations, including the mining and compliance history of officers, directors and principal owners of the entity.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, imposes a fee on all coal produced.  The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977.  The current fee is $0.28 per ton of coal produced from surface mines.  In 2013, we recorded $24.2 million of expense related to these reclamation fees for our three owned and operated mines.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations.  As of December 31, 2013, there were approximately $677.5 million in surety bonds outstanding to secure the performance of our reclamation obligations (including $66.8 million with respect to our obligations for the Decker mine and approximately $0.6 million for the

Youngs Creek project).  At some point, federal and state laws may be amended to require certain forms of financial assurance that are more costly to obtain, such as letters of credit.

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969.  The Federal Mine Safety and Health Act of 1977 (the “Mine Act”), significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.  In addition to federal regulatory programs, all of the states in which we operate also have state programs for mine safety and health regulation and enforcement.  Collectively, federal and state safety and health regulation in the coal mining industry is among the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry.  The Mine Act is a strict liability statute that requires mandatory inspections of surface and underground coal mines and requires the issuance of enforcement action when it is believed that a standard has been violated.  A penalty is required to be imposed for each cited violation.  Negligence and gravity assessments result in a cumulative enforcement arrangement that may result in the issuance of withdrawal orders.  The Mine Act contains criminal liability provisions.  For example, it imposes criminal liability for corporate operators who knowingly or willfully authorize, order or carry out violations.  The Mine Act also provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly authorize, order or carry out violations.  In addition, criminal liability may be imposed against any person for knowingly falsifying records required to be kept under the Mine Act.

In 2006, in response to underground mine accidents, Congress enacted the Mine Improvement and New Emergency Response Act (the “MINER Act”). The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities.  Since passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards.

In response to the April 2010 explosion at Massey Energy Company’s Upper Big Branch Mine, we have seen an increase in enforcement scrutiny continue to increase, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions.  Various states also have enacted their own new laws and regulations addressing many of these same subjects.  Our compliance with these or any new mine health and safety regulations could increase our mining costs, only some of which may be passed on to customers.

We have implemented various internal standards to promote employee health and safety.  In addition to these internal standards, we are also Occupational Health and Safety Assessment Series 18001 certified and have voluntarily implemented policies and standards in addition to those required by state or federal regulations that we consider important to the health and safety of our employees.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970.  The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.  The excise tax does not apply to coal shipped outside the U.S.  In 2013, we recorded $42.5 million of expense related to this excise tax for our three owned and operated mines.

The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. For miners last employed as miners after

1969 and who are determined to have contracted black lung, we maintain coverage sufficient to cover the cost of present and future claims through the use of trusts or insurance policies.  We may also be liable under state laws for black lung claims that are covered through insurance policies.

Clean Air Act

The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly.  Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust.  The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants.  In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury.  In addition to the GHG issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•                  Acid Rain.  Title IV of the Clean Air Act requires reductions of sulfur dioxide emissions by electric utilities.  Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances.  We cannot accurately predict the future effect of these Clean Air Act provisions on our operations.  These acid rain requirements would not be supplanted by CSAPR, were it to take effect.

•                  NAAQS for Criterion Pollutants.  The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide.  Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels.  Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions.  Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change.  On February 9, 2010, the EPA published revised NAAQS for nitrogen dioxide.  On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide.  Non-attainment designations for the 2012 nitrogen dioxide NAAQS were determined in January 2012, with all of the U.S. declared unclassifiable/attainment with additional monitoring planned.  Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date of October 4, 2013; these are comprised of areas with 2009-2011 data indicating non-attainment of the 2010 standards.  Determinations on remaining areas of the U.S. have yet to be made.  For the initial non-attainment designation areas, state implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017.  In addition, on December 14, 2012, the EPA issued an update to the NAAQS for fine particles, tightening the annual PM2.5 standard to 12 micrograms per cubic meter.  In separate but associated actions, in January 2013 the District of Columbia Circuit Court remanded to the EPA the agency’s 1997 PM2.5 implementation rules; proposed revisions to address that remand were published in November 2013 and finalization has not occurred as of January 31, 2014.  We do not know whether or to what extent these developments might affect our operations or our customers’ businesses.

•                  Clean Air Interstate Rule and Cross-State Air Pollution Rule.  CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain.  In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014.  However, on August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated CSAPR and ordered the EPA to continue enforcing CAIR.  The EPA petitioned for en banc review of that decision but the petition was denied on January 24, 2013.  In March 2013, the EPA petitioned the U.S. Supreme Court to hear their challenge of the D.C. Circuit Court’s vacatur of CSAPR; in June 2013 the Supreme Court granted certiorari to the EPA, agreeing to review aspects of the vacatur.  Oral arguments occurred in early December 2013.  We are unable to predict whether the CSAPR program will be upheld or reversed but for states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal.

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

•                  Mercury and Hazardous Air Pollutants.  On February 16, 2012, the EPA formally adopted a rule that would regulate the emission of mercury and other metals, fine particulates and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS.”  On November 30, 2012, the EPA published a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits for new coal-fired units to levels considered attainable by existing control technologies.  In March 2013, the EPA finalized the reconsideration form of the rule.  Litigation filings subsequently occurred and oral arguments were heard by the District of Columbia Circuit Court in early December 2013.  The litigation does not include provisions for a stay and the timeline for general compliance with the standards remains at March 2015.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, Congress or pursuant to an international treaty may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect.  The North American Electric Reliability Corporation in its 2011 and 2012 Long-Term Reliability Assessments noted that CSAPR, MATS and other proposed regulations could accelerate the retirement of a significant number of coal-fired power plants.  We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•                  Regional Haze, New Source Review and Methane.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks.  On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection.  That rule has not yet been published, and the EPA’s plans for publishing this rule in light of the status of CSAPR have yet to be announced.  In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants.  There is also pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines.

Global Climate Change

There are three important sources of GHGs associated with the coal industry.  The end use of our coal in electricity generation is a source of GHGs.  Combustion of fuel for mining equipment used in coal production is another source of GHGs.  In addition, coal mining can release methane, a GHG, directly into the atmosphere.  These emissions from coal consumption and production are potentially subject to regulation as part of regulatory initiatives to address global climate change and global warming.  These regulatory initiatives may increase our costs and decrease demand for our coal.

The Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (the “Kyoto Protocol”) became effective in 2005, and bound those developed countries that ratified it (which the U.S. did not do) to reduce their global GHG emissions.  Discussions to develop a treaty to replace the Kyoto Protocol after its expiration in 2012 are still ongoing.  Any future global agreement on climate change could further reduce demand for our coal.

The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act.  These rules were legally challenged, but on June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied these challenges.  Among the rules promulgated after the EPA’s endangerment finding was the Tailoring Rule, which requires that all new or modified stationary sources of GHGs that will emit more than 75,000 tons of carbon dioxide per year and are otherwise subject to Clean Air Act regulation, and any other facilities that will emit more than 100,000 tons of carbon dioxide per year, to undergo prevention of significant deterioration (“PSD”) permitting.  PSD permitting requires that the permitted entity adopt the best available control technology.  Addressing a consent decree with environmental groups, on April 13, 2012, the EPA published draft New Source Performance Standards for greenhouse gas emissions from new electric generating units.  The Obama Administration has announced its intent to issue regulations under Section 111(b) and Section 111(d) of Clean Air Act to set New Source Performance Standards for both new or future power plants and existing power plants by June 2015.  As of January 31, 2014, the EPA has not formally proposed any rules to finalize these requirements relative to new plants.  On January 8, 2014, the EPA issued a proposed rule regulating GHG emissions from new greenfield power plants and new generating units at existing sources.  In this proposal, the EPA has concluded that partial carbon capture and sequestration is the appropriate emission standard for these sources.  We believe that any final rules issued by the EPA in this area will be challenged and, in fact, the state of Nebraska has already filed a lawsuit challenging the legality of the proposed rules. Additionally, in October 2013 the U.S. Supreme Court granted certiorari to hear arguments related to a combination of several petitions challenging the EPA’s approach to CO2 regulation.

The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, that began in 2012 for emissions occurring in 2011 and beyond.

As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance.  These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for—and so discourage development of—coal-fired power plants.

Various states and regions have adopted GHG initiatives and certain governmental bodies, including the State of California, have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities.  A number of states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power.  These and other current or future global climate change laws, regulations, court orders or other legally enforceable mechanisms may in the future require additional controls on coal-fired power plants and industrial boilers and may even cause some users of coal to switch from coal to alternative sources of fuel.

Likewise, GHG emissions have increasingly become issues that must be addressed in connection with the preparation of EISs necessary to obtain additional federal coal leases. For example, several environmental groups commented on the global climate change discussion within an EIS document for the federal coal lease application for the West Antelope II LBA, which we nominated.  Furthermore, the federal coal leases for the West Antelope II LBA, which we acquired in 2011, have been subject to legal challenges filed against the BLM and Secretary of the Interior by environmental organizations.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”  Disputes regarding the level of evaluation required for climate change could complicate and protract the time required to obtain coal leases on a timely basis which could have an adverse impact on our business.

Clean Water Act

The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S.  The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation.  Legislation that seeks to clarify the scope of CWA jurisdiction is under consideration by Congress.  Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance.

CWA requirements that may directly or indirectly affect our operations include the following:

•                  Wastewater Discharge.  Section 402 of the CWA creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System (“NPDES”), and corresponding programs implemented by state regulatory agencies.  Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the U.S.  Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Furthermore, the imposition of future restrictions on the discharge of certain pollutants into waters of the U.S. could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations.  For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment.

Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. Anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits and may also require more costly treatment.

•                  Dredge and Fill Permits.  Many mining activities, including the development of settling ponds and other impoundments, require a Section 404 permit from the Army Corps of Engineers (the “Corps”).  Generally speaking, these Section 404 permits allow the placement of fill materials into navigable waters of the United States including wetlands, streams, and other regulated areas.  The Corps has issued general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 (“NWP 21”) generally authorize the disposal of dredged or fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions.  NWP 21s are typically reissued for a five-year period and require appropriate mitigation, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities.  The Corps reauthorized use of NWP 21 for surface coal mines on February 17, 2012.  The new NWP 21 imposes new limits on stream impacts and prohibits valley fills.

Because of the U.S. Supreme Court’s divided decision in Rapanos v. United States, there is some regulatory uncertainty about what constitutes a jurisdictional wetland.  On March 18, 2010, the Corps made a determination that there are no jurisdictional wetlands at our Spring Creek mine.  Similarly, on September 12, 2012, the Corps made a determination of an absence of waters of the U.S. for our Antelope mine.  Therefore, the Corps’ authorization of mining activities is not required for currently permitted lands.  On March 30, 2011, the Corps authorized proposed operations under NWP 21 for our Cordero Rojo mine.  A request to extend this authorization until March 2018 has been filed with the Corps and until received, Cordero is operating under the previous authorization.  All jurisdictional determinations are resolved, where applicable.  Where there are jurisdictional wetlands, our Wyoming coal mines continue to operate under their respective NWP 21 permits.

Resource Conservation and Recovery Act

The EPA determined that coal combustion residues (“CCR”) do not warrant regulation as hazardous wastes under the Resource Conservation and Recovery Act (“RCRA”) in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes.  The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed.  However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill.  There have been several legislative proposals that would require the EPA to further regulate the storage of CCR.  Any significant changes in the management of CCR could increase our customers’ operating costs and potentially reduce their ability to purchase coal.  In addition, in June 2010 the EPA released two competing proposals for the regulation of CCR.  One would regulate the CCR as hazardous or special waste and the other would classify the CCR as non-hazardous waste.  Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases.  The EPA did not address in the proposed regulations the use of CCR as minefill, but indicated that it would separately work with the OSM in order to develop effective federal regulations ensuring that such placement is adequately controlled.  In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule.  On January 29, 2014, the EPA entered into a Consent Decree requiring it to promulgate by December 2014 a final rule addressing the proper disposal of CCR.  If the final rule classifies CCR as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers’ operating costs and potentially reduce their ability to purchase coal.  In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability for our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Endangered Species Act

The federal Endangered Species Act (the “ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts.  A number of species indigenous to the areas in which we operate are protected under the ESA, and compliance with ESA requirements could have the effect of prohibiting or delaying us from obtaining mining permits.  These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.  For example, our Spring Creek coal mine applied for lease modification under the BLM leasing regulations, and the area we were proposing to include was declared core greater sage-grouse habitat by the Montana Fish, Wildlife and Parks Department.  This requires a certain degree of mitigation of the impacts on the habitat in order for us to obtain approval of this lease modification.  Similarly, in Wyoming, the Buffalo Field Office of the BLM is engaged in revising its Resource Management Plan (“RMP”) to include additional sage-grouse protective measures in its RMP.  As of January 31, 2014, the RMP and the Montana conservation strategy had not yet been finalized.  In the latter part of 2011, the BLM released an Instruction Memorandum on greater sage-grouse and formal planning processes for conservation measures for the species.  Additionally, the USFWS is under the directives of an agreement to determine by 2015 whether greater sage-grouse will be listed as a threatened species.  These actions could result in more stringent requirements being issued by the BLM.  Should more stringent protective measures be applied, this could result in increased operating costs, heightened difficulty in obtaining future mining permits, or the need to implement additional mitigation measures.  On June 29, 2010, the USFWS issued a notice reinstating the proposed rule relating to the listing of the mountain plover as threatened under the ESA and requesting public comment.  In May 2011, the USFWS determined not to list the mountain plover as threatened, however the species status could be reviewed in the future.  If a listing determination results, it could lead to new land use restrictions to protect nesting plovers in Wyoming and Montana.  We have not determined its possible impact on our operations, although a listing could adversely impact our mining operations and costs.

Use of Explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities.  Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring.  In addition, the storage of explosives is subject to regulatory requirements.  For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest

(including ammonium nitrate at certain threshold levels) are required to complete a screening review.  Our mines are low risk, Tier 4 facilities which are not subject to additional security plans.  In 2008, the Department of Homeland Security proposed regulation of ammonium nitrate under the ammonium nitrate security rule.  Many of the requirements of the rule would be duplicative of those in place under the Bureau of Alcohol Tobacco and Firearms, including registration and background checks.  Additional requirements may include tracking and verifications for each transaction related to ammonium nitrate.  A final rule is expected to be published in the second quarter of 2014.  It is possible that our use of explosives in connection with blasting operations may subject us to the Department of Homeland Security’s new ammonium nitrate security program.

Other Environmental Laws

We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed.  These additional laws include, for example, the Safe Drinking Water Act, and the Toxic Substance Control Act and transportation laws adopted to ensure the appropriate transportation of our coal both nationally and internationally.  Laws, regulations, and treaties of other countries may also adversely impact our export sales by reducing demand for PRB coal, or coal in general, as a source of power generation in those countries.

Available Information

We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  You may access and read our filings without charge through the SEC’s website at www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

We also make the documents listed above available without charge through our website, www.cloudpeakenergy.com, as soon as practicable after we file or furnish them with the SEC.  You may also request copies of the documents, at no cost, by telephone at (720) 566-2900 or by mail at Cloud Peak Energy Inc., 385 Interlocken Crescent, Suite 400, Broomfield, Colorado, 80021, Attention:  Vice President, Investor Relations.  In addition to reports we file or furnish with the SEC, we publicly disclose material information from time to time in our press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website.  The information on our website is not part of this Form 10-K.

Item 1A.  Risk Factors.

You should carefully consider the risk factors described below and other information contained in this Form 10-K.  If any of the following risk factors, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations could be materially adversely affected and you may lose all or a significant part of your investment.

Risks Related to Our Business and Industry

A substantial or extended decline in the prices we receive for our coal could reduce our revenue and profitability and decrease the value of our coal reserves.

Our revenue, results of operations and the value of our coal reserves depend on the prices we receive for our coal.  Prices for coal tend to be cyclical, and over the last several years have become more volatile.  The prices we receive for our coal depend upon factors beyond our control, including:

•                  domestic and foreign supply and demand for coal, including Asian and other foreign demand for PRB coal exports, and the impact of domestic and foreign government energy and tax policies and currency exchange rate fluctuations;

•                  domestic and foreign demand for electricity;

•                  domestic and foreign economic conditions;

•                  the quantity, quality and price of coal available from domestic and foreign competitors or the resale market;

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

•                  legislative, regulatory and judicial developments, environmental regulatory changes, or changes in energy and tax policy and energy conservation measures that would adversely affect the coal or utility industries, such as legislation that limits carbon dioxide or sulfur dioxide emissions or provides for increased funding, subsidies or other incentives for, or mandates the use of, alternative energy sources;

•                  domestic and foreign governmental regulations and taxes, including with respect to air emission standards for coal-fired power plants, and the ability of coal-fired power plants to meet these standards by installing scrubbers or other means;

•                  market price fluctuations for sulfur dioxide emission allowances;

•                  the capacity of, cost of, and proximity to, rail transportation and terminal facilities and rail and terminal performance; and

•                  the other risks described in this Item 1A.

A substantial or extended decline in the prices we receive for our coal due to these or other factors could reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves.

Competition with domestic and foreign coal producers and with producers of natural gas and other competing energy sources may negatively affect our sales volumes and our ability to sell coal at a favorable price.

The coal industry is highly competitive.  We compete directly with all domestic and many foreign coal producers, and indirectly with other energy producers throughout the U.S. and, for our export sales, internationally.  In addition to the price of coal, coal quality, and transportation costs, demand for coal also has a significant impact on our ability to compete domestically and internationally for coal sales.  Demand for coal depends upon a number of factors, including:

•                  general economic conditions and weather patterns, both of which are significant contributors to the demand for electricity;

•                  delivered prices for coal, including the relative costs of transportation, such as ocean freight rates, from our mine site and competing mines;

•                  availability and cost of alternative fuel sources, such as natural gas;

•                  technological developments;

•                  environmental, tax, and other governmental policies and regulations, including EPA regulations; and

•                  currency exchange rate fluctuations impacting our export sales.

Demand for U.S. coal exports has fluctuated over the last decade because of these and other factors.  A decline in domestic demand for coal, or a decline in foreign demand for U.S. coal, could cause significant downward pressure on coal prices.  Furthermore, overcapacity and increased production in the future, similar to the activities that occurred during the mid 1970s and early 1980s, could result in additional production capacity throughout the industry, causing increased competition and lower coal prices, materially reducing our revenue, profitability, cash flows, and liquidity.

In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and crude oil.  A decline in the price of natural gas, or sustained low natural gas prices, could cause demand for coal to decrease and adversely affect the price of our coal.  For example, while the average price of natural gas increased from $3.34 per thousand cubic feet as of December 2012 to $4.24 per thousand cubic feet as of December 2013, we continue to experience fuel switching and decreased coal consumption by electricity-generating utilities.  Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.

Legislation requiring the use and dispatch of alternative energy sources and fuels or legislation providing financing or incentives to encourage continuing technological advances and deployment in this area could further enable alternative energy sources to become more competitive with coal.  If alternative energy sources, such as hydroelectric, wind or solar, become more cost-competitive, demand for coal could decrease and cause a decrease in the price of coal.

If we do not maintain and grow our export sales, our results may be materially adversely affected.

According to the EIA, the market share of coal used in electric generation is expected to decrease from 40% to 34% from 2013 to 2035 as a result of various factors, including low natural gas prices, regulatory and environmental pressures on coal-fired electricity generation and domestic and foreign economic conditions and associated electricity demand.  A growing percentage of our coal sales in recent years has been into export markets in Asia, and we are seeking to make additional export sales to Asia and potentially other international locations.  Our ability to maintain our export sales revenue and logistics margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign markets, demand by customers in Asia and in other potential export markets for PRB coal, and the price we receive for our coal and our logistics services.

At present, there is limited terminal capacity for the export of PRB coal to foreign markets.  Our access to existing and any future terminal capacity, including the proposed Gateway Pacific Terminal in which we have an option for potential future capacity, may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among North American coal producers for access to limited terminal capacity, among other factors.  If we fail to maintain terminal capacity, or are denied access to existing or any future terminals for the export of our coal on commercially reasonable terms, or at all, our results from our export transactions will be materially adversely affected.

International customer demand for PRB coal, and the prices those customers may be willing to pay for PRB coal and related transportation services provided by our logistics business, can be affected by a variety of matters, including supplier diversity and security considerations, economic conditions and demand for electricity in the relevant markets, international energy and tax policies and regulatory requirements, and availability and pricing for thermal coal delivered from alternative international coal basins.  Further, our export sales are priced relative to the international Newcastle benchmark price index.  Fluctuations in this index may be affected by a wide range of international supply and demand factors, including economic conditions, demand for electricity in the relevant markets and availability and pricing for thermal coal delivered from alternative international coal basins.  Our export sales may also be negatively impacted by currency exchange rate fluctuations that make coal from other countries more economical than PRB coal.  If demand for exports declines or we are unable to secure a favorable price for the export of our coal, our cash flows, profitability, liquidity and results of operations may be materially adversely affected.

In addition, from time to time we enter into take-or-pay contracts for rail and terminal capacity related to our logistics services for export sales.  These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the terminal regardless of whether we sell any coal.  If we fail to acquire sufficient export sales to meet our minimum obligations under these take-or-pay contracts, we are still obligated to make payments to the railway or terminal, which could have a negative impact on our cash flows, profitability and results of operations.

Our business, financial condition and results of operations may be adversely affected by unfavorable global or U.S. economic and market conditions.

In recent years, the global economic downturn, particularly with respect to the U.S. economy, and the global financial and credit market disruptions had a negative impact on us and the coal industry generally.  For example, the demand for electricity in our target markets decreased during 2009, which led to a decrease in coal consumption by customers.  As a result, coal inventory by our customers increased during this time leading to our customers curtailing future orders and causing a decrease in coal prices.  In 2009, we also experienced a greater than normal number of customers seeking to reduce the amount of tons taken under existing contracts through contractual remedies, such as force majeure provisions.

Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery.  Future economic downturns or further disruptions in the financial and credit markets could negatively impact our business, financial condition and results of operations.

Decreases in U.S. and global demand for electricity due to economic, weather or other conditions could negatively affect coal prices.

Our coal customers primarily use our coal as fuel for electricity generation.  Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors.  An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal.  For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could impact the demand for U.S. coal.  Weather patterns can also greatly affect electricity demand.  Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources.  Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch.  For example, the unusually warm winter of 2011/2012 led to low gas heating demand at a time of increasing gas production.  This in turn led to low gas prices and substitution of gas for coal.  When gas prices rose, this substitution of PRB coal decreased, but not enough to offset the increased utility coal stockpiles during this period, which lead to a reduction in utility coal contracting and depressed coal prices.  Decreases in coal demand for these or other reasons could cause downward pressure on coal prices and would negatively impact our results of operations.

Our coal mining operations are subject to operating risks, which could result in materially increased operating expenses and decreased production levels.

We mine coal at surface mining operations located in Wyoming and Montana.  Our coal mining operations are subject to a number of operating risks.  These operating risks include, among others:

•                  poor mining conditions resulting from geological, hydrologic, ground or other conditions, which may cause instability of highwalls or spoil-piles or cause damage to nearby infrastructure such as roads, power lines, railways and gas pipelines;

•                  critical mining and plant equipment failures, unexpected maintenance problems or damage from fire, flooding or other events;

•                  adverse weather and natural disasters, such as heavy rains, flooding, droughts, dust and other natural events affecting operations, transportation or customers;

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

•                  competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development; and

•                  a major incident at a mine site that causes all or part of the operations of a mine to cease for some period of time.

Because we maintain very little produced coal inventory, disruptions in our operations due to these or other risks could negatively impact or even halt production and shipments, significantly increase the cost of mining and impact our ability to meet our contractual obligations to customers and others, which could have a material adverse effect on our results of operations.  We maintain insurance policies that provide limited coverage for some of these risks, although there can be no assurance regarding the extent, if any, to which these risks would be covered by our insurance policies.

If we are unable to acquire or develop additional coal reserves that are economically recoverable, our profitability may be reduced and our future success and growth may be significantly impacted.

Our profitability depends substantially on our ability to mine, in a timely and cost-effective manner, coal reserves that possess the quality characteristics our customers’ desire.  Because our reserves decline as we mine our coal, our future success and growth depend upon our ability to acquire additional coal that is economically recoverable.  We primarily acquire additional coal through the federal competitive leasing process, but we also enter into state and private coal leases as well as acquire coal from private third parties.  If we fail to acquire or develop additional reserves, our existing reserves will eventually be depleted.  Our ability to obtain additional coal reserves in the future could also be limited by a number of factors, any of which could impact our business and growth strategy, including:

•                  the availability of cash we generate from our operations;

•                  available financing and restrictions under our debt instruments;

•                  competition from other coal companies for properties;

•                  lack of suitable acquisition or LBA opportunities; or

•                  delay in the federal leasing process caused by third-party legal challenges or the inability to acquire coal properties or federal coal leases on commercially reasonable terms.

Any significant delay in acquiring reserves could negatively impact our production rate.  We will need to acquire additional coal reserves that can be mined on an economically recoverable basis to maintain our production capacity and competitive position.  We may be unable to mine future reserves as profitably as we do at our current operations or at profitability levels achieved in the past.  The price we receive for our coal also impacts how economically we can recover our existing coal.  Our ability to develop economically recoverable reserves will be materially adversely impacted if prices for coal sold remain depressed or decrease significantly.

Because most of the coal in the vicinity of our mines is owned by the U.S. federal government, our future success and growth would be affected if we are unable to acquire or are significantly delayed in the acquisition of additional reserves through the federal competitive leasing process.

The U.S. federal government owns most of the coal in the vicinity of our mines.  Accordingly, the federal competitive leasing process is our primary means of acquiring additional reserves.  There is no requirement that the federal government must lease its coal.  Furthermore, there is no requirement that the federal government must give preference to any LBA applicant which means our bids for federal coal leases may compete with other coal producers’ bids.  Over time, federal coal leases have become increasingly more competitive and expensive to obtain, and the review process to submit an LBA for bid continues to lengthen.  We expect this trend to continue.  The increasing size of potential LBA tracts may make it easier for new mining operators to enter the market on economic terms and may, therefore, increase competition for federal coal leases.  Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or complicate the LBA process.  In order to win a lease in the LBA process and acquire additional coal, our bid for a coal tract must meet or exceed the fair market value of the coal based on the internal estimates of the BLM, which is not published.  Any failure or delay in acquiring a coal lease through the LBA process, or the inability to do so on economic terms, could cause our production to decline, materially adversely affecting our business, cash flows and results of operations.  For example, the West Antelope II leases we were awarded through the LBA process in 2011 have been subject to legal challenges against the BLM and the Secretary of the Interior by environmental organizations.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”

The LBA process also requires us to acquire rights to mine from certain surface owners overlying the coal before the federal government will agree to lease the coal.  Surface rights in the PRB are becoming increasingly more difficult and costly to acquire.  Certain federal regulations provide a specific class of surface owners, also known as qualified surface owners (“QSO”), with the ability to prohibit the BLM from leasing its coal.  For example, in connection with an LBA that we previously nominated for our Cordero Rojo mine, the BLM indicated that certain surface owners satisfy the regulatory definition of QSO.  If a QSO owns the land overlying a coal tract, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO.  This right of QSOs allows them to exercise significant influence over negotiations to acquire surface rights and can delay the LBA process or ultimately prevent the acquisition of coal underlying their surface.  If we are unable to successfully negotiate access rights with QSOs at a price and on terms acceptable to us, we may be unable to acquire federal coal leases on land owned by the QSO.  Our profitability could be materially adversely affected if the prices to acquire land owned by QSOs increase.

If we are unable to acquire surface rights to access our coal, we may be unable to obtain a permit or otherwise be unable to mine coal we own and may be required to employ expensive techniques to mine around those sections of land we cannot access in order to access other sections of coal reserves.

After we acquire coal we are required to obtain a permit to mine the coal through the applicable state agencies before we are allowed to begin mining.  In part, the permitting requirements provide that, under certain circumstances, we must obtain surface owner consent if the surface estate has been split from the mineral estate, which is commonly known as a “split estate.” We have in the past and may in the future be required to negotiate with multiple parties for the surface access that overlies coal we acquired.  If we are unable to successfully negotiate surface access with any of these surface owners, or do so on commercially reasonable terms, we may be denied a permit to mine some of the coal we have acquired or may find that we cannot mine the coal at a profit or at all.  If we are denied a permit, this would create significant delays and restrictions in our mining operations and materially adversely impact our business and results of operations.  Furthermore, if we determine to alter our plans to mine around the affected areas, we could incur significant additional costs to do so, which could increase our operating expenses considerably and could materially adversely affect our results of operations.  Failure to successfully negotiate access for surface rights overlying coal that we control in a timely manner may also result in significant accounting charges, which could have a material adverse impact on our results of operations.

Defects in title or the loss of a leasehold interest in, or superior or conflicting property rights impacting, reserves or surface rights could limit our ability to mine our coal reserves and adversely impact our operations and costs.

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

In addition, these leasehold interests may be subject to superior property rights of other third parties.  The federal government leases many different mineral rights in addition to coal, such as coalbed methane, natural gas and crude oil rights.  Some of these minerals are located on, or are adjacent to, some of our coal and LBA areas, potentially creating conflicting interests between us and the lessees of those interests and may affect our ability to operate as planned if our title is not superior or cost-effective arrangements cannot be timely negotiated.  We are regularly in negotiations with third parties in an effort to address potentially conflicting mineral development.  These negotiations may not be effective.  In that event, our mine plans, future costs and production rates may be adversely impacted.  Anticipated oil and gas development is expected to increase the frequency of these potential conflicts.

Further, the vast majority of our coal interests are acquired by lease from state or federal governments.  If any of our leases are terminated, for lack of diligent development or otherwise, we would be unable to mine the affected coal and our business and results of operations could be materially adversely affected.

Acquisitions are a potentially important part of our long-term growth strategy and involve a number of risks, any of which could cause us not to realize the anticipated benefits.

Acquisitions are a potentially important part of our long-term growth strategy, and we may pursue acquisition opportunities in the future in the U.S. and other jurisdictions.  If we fail to accurately estimate the future results and value of an acquired business or are unable to successfully integrate the businesses or properties we acquire, our business, financial condition or results of operations could be negatively affected, and we may be unable to grow our business.  Acquisition transactions involve various risks, including:

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

•                  environmental or geological problems in acquired coal properties, including factors that make the coal unsuitable for intended customers (due to ash, heat value, moisture, or contaminants), that make the coal more expensive to mine, or delay our ability to mine;

•                  inability to acquire sufficient surface rights to enable extraction of coal resources;

•                  outstanding permit violations associated with acquired assets;

•                  difficulties or unexpected issues arising from our evaluation of internal control over financial reporting of the acquired business;

•                  risks related to operating in new jurisdictions or industries, including increased exposure to foreign government and currency risks with respect to any international acquisitions; and

•                  unanticipated liabilities associated with the acquired companies.

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

We may be unable to obtain, maintain or renew permits or licenses necessary for our operations, which would materially reduce our production, cash flows and profitability.

As a mining company, we must obtain a number of permits and licenses from various federal, state and local agencies and regulatory bodies that impose strict regulations on environmental and operational matters in connection with our coal operations, including restricting the number of tons we may mine under our air quality permits.  The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations, impact the development of future mining operations or restrict the amount of our production.  The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and EIS prepared in connection with applicable regulatory processes.  These groups may also participate in the permitting and licensing process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of an EIS or performance of mining activities, which can create delay and uncertainty in acquiring permits and mining the coal underlying our leases.  For example, the EIS and other regulatory matters associated with the West Antelope II LBAs were legally challenged by several non-governmental organizations.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”  If our permits or licenses are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our mining activities, we could suffer a material reduction in our production, an impairment of our mineral rights, and our cash flows or profitability could be materially adversely affected.

Existing and future legislation, treaties, regulatory requirements and public concerns relating to GHG emissions could negatively affect our customers and reduce the demand for coal as a fuel source, causing coal prices and sales of our coal to materially decline.

There are three important sources of GHGs associated with the coal industry.  The end use of our coal in electricity generation is a source of GHGs.  Combustion of fuel for mining equipment used in coal production is another source of GHGs.  In addition, coal mining can release methane, a GHG, directly into the atmosphere.  These emissions from coal consumption and production are potentially subject to regulation as part of regulatory initiatives to address global climate change and global warming.  Various international, federal, regional and state proposals are being considered to limit emissions of GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may, among other things establish a cap-and-trade regime, and regulation under existing environmental laws by the EPA and other regulatory agencies.  Future regulation of GHG emissions may require additional controls on, or the closure of, coal-fired power plants and industrial boilers or may restrict the construction of new coal-fired power plants.  These regulatory initiatives may increase our costs and decrease demand for our product, and may lead to increased demand for domestic electricity fired by natural gas because gas-fired plants are cheaper to construct, and permits to construct these plants can be easier to obtain.

The permitting of new coal-fired power plants has also recently been contested, at times successfully, by state regulators and environmental organizations due to concerns related to GHG emissions from the new plants.  Private litigation has also been brought against industry participants based on GHG-related concerns.  The U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but tort-type liabilities and other GHG-related claims against utilities and energy producers may be asserted.  For example, in 2011 residents and property owners along the Mississippi Gulf coast filed litigation against approximately 90 companies in energy, fossil fuels and chemical industries, including PRB and other domestic coal companies, alleging that the defendants caused the emission of GHGs that contributed to global warming, which in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina in 2005, which combined to destroy the plaintiffs’ property.  The lawsuit was dismissed by the Federal District Court in 2012 and the dismissal was affirmed by the Fifth Circuit Court of Appeals in May 2013.  However, if other GHG-related litigation is successful, the coal industry and our company may be materially adversely impacted.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change.”

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions.  For example, CSAPR, if implemented, initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  On August 21, 2012, the U.S Court of Appeals for the District of Columbia Circuit vacated CSAPR, leaving CAIR in place until the pending legal challenges have been resolved or a replacement rule is finalized.  CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units.  These rules include the EPA’s pending new requirements for coal combustion residue

(“CCR”) management which may further regulate the handling of wastes from the combustion of coal.  In addition, in March 2013, the EPA formally adopted a revised final rule to reduce emissions of toxic air pollutants from power plants.  Specifically, these mercury and air toxic standards (“MATS”) for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units.  Litigation filed with respect to the final MATS rule was still on-going before the District of Columbia Circuit Court at January 31, 2014.  The litigation does not include provisions for a stay and the timeline for general compliance with the standards remains at March 2015.  We continue to evaluate the possible scenarios associated with CSAPR, CCR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

Considerable uncertainty is associated with air emissions initiatives.  New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts.  Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants.  As a result, these power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal.  Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal.  Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.  See Item 1 “Business—Environmental and Other Regulatory Matters—Clean Air Act.”

Our mining operations are subject to extensive environmental, health, safety or other laws and regulations that could materially increase our costs or limit our ability to produce and sell coal.

Our mining operations are subject to extensive federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include those relating to:

•                  employee health and safety;

•                  emissions to air and discharges to water;

•                  plant and wildlife protection, including the potential classification of the sage-grouse and the mountain plover as endangered or threatened species;

•                  the reclamation and restoration of properties after mining or other activity has been completed;

•                  remediation of contaminated soil, surface and groundwater; and

•                  the effects of operations on surface water and groundwater quality and availability.

Furthermore, we must compensate employees for work-related injuries through our workers’ compensation insurance funds.  The erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries.

MSHA is responsible for monitoring compliance with federal mine health and safety standards at our mines.  MSHA has various enforcement tools that it can use, including the issuance of citations resulting in monetary penalties and orders of withdrawal from a mine or part of a mine.  Since the April 2010 explosion at Massey Energy Company’s (now Alpha Natural Resources) Upper Big Branch Mine, increased scrutiny has been placed on the mining industry and has had significant impacts on the regulation of mine safety matters at the federal and state levels.  For example, federal authorities have announced additional targeted inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane.  Federal authorities are also frequently proposing changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements.  Any new environmental and/or health and safety requirements may be replicated in the states in which we operate and could increase our operating costs or otherwise prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

The costs, liabilities and requirements associated with complying with these requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production.  These factors could have a material adverse effect on our results of operations, cash flows and financial condition.  New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations may also require us to change operations significantly or incur increased costs.  For example, on November 17, 2011, several environmental groups sued the EPA in Washington federal court to compel the EPA to include coal mines on the list of stationary sources governed by air pollution performance standards.  The plaintiffs and the EPA have agreed to stay the litigation to facilitate settlement discussions.  Any imposition of air emission standards on coal mines or any other such changes could have a material adverse effect on our financial condition and results of operations.

Because of the extensive regulatory environment in which we operate, we cannot assure complete compliance with all laws and regulations.  Failure to comply with these laws may result in significant costs to us to correct such violations, as well as civil or criminal penalties and limitations or shutdowns of our operations.

Federal and state regulatory agencies have the authority to order any of our mines to be temporarily or permanently closed under certain circumstances, which could materially adversely affect our ability to meet our customers’ demands.

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed.  If this were to occur, we may be required to incur capital expenditures to re-open the mine.  In the event that these agencies order the closing of our mines, our coal sales contracts and our take-or-pay contracts related to our export terminals may permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts.  However, our customers may challenge our issuances of force majeure notices.  If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or terminate customers’ contracts.  Any of these actions could have a material adverse effect on our business and results of operations.

Our operations may affect the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, any of which could result in material liabilities to us.

Our operations use hazardous materials and generate hazardous and non-hazardous wastes.  In addition, many of the locations that we own, lease or operate were used for coal mining and/or involved the generation, use, storage and disposal of hazardous substances either before or after we were involved with these locations.  We may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts, natural resource damages and other damages, as well as for the investigation and cleanup of soil, surface water, groundwater and other media.  These claims may arise, for example, out of current or former conditions at sites that we own, lease or operate currently, as well as at sites that we or predecessor entities owned, leased or operated in the past, and at contaminated third-party sites at which we have disposed of hazardous substances and waste.  As a matter of law, and despite any contractual indemnity or allocation arrangements or acquisition agreements to the contrary, our liability for these claims may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share.

We may incur material costs and liabilities resulting from claims for damage to property or injury to persons arising from our operations.  If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially adversely affected.

Significant increases in taxes we pay on the coal we produce, such as royalties or severance and production taxes, including as a result of governmental audits or regulatory or interpretive changes, could materially adversely affect our profitability.

We pay federal, state and private royalties and federal, state and county severance and production taxes on the coal we sell.  A substantial portion of our royalties and severance and production taxes are levied as a percentage of gross revenue with the remaining levied on a per ton basis.  For example, we pay production royalties of 12.5% of gross proceeds to the federal government on all coal sold at the mine sites.  We incurred royalties and severance and production taxes totaling $327.9 million and $352.2 million for the years ended December 31, 2013 and 2012, respectively.  The calculations used to determine royalty or severance and production tax payments can be complex and subject to interpretation, making it difficult in some cases to estimate such payments.  If royalties or severance and production tax rates were to significantly increase, or if the methodology by which the government agencies assess royalties or severance and production tax rates (including with respect to non-arms’ length sales) materially changes, our results of operations could be materially adversely affected.  Examples of this could include:

•                              if the federal government were to materially alter the method for valuing royalty payments for our non-arms’ length sales, our profitability and cash flows could be materially adversely affected;

•                              if a state government were to increase this tax or any other tax applicable to our operations in that state, our profitability could be reduced and our results of operations negatively affected; and

•                              if we are required to make additional payments (including related interest and penalties) as a result of pending or future governmental audits, our results of operations would be negatively impacted.

Failure to maintain our surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and materially adversely affect our ability to mine or lease coal.

Federal and state laws require us to secure the performance of certain long-term obligations, such as mine closure costs, reclamation costs, and federal and state workers’ compensation costs, including black lung.  The primary methods we use to meet those obligations are to provide a third-party surety bond or a letter of credit.  As of December 31, 2013, we had outstanding surety bonds with third parties of $677.5 million.  Surety bonds are typically renewable on a yearly basis.  Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral, unfavorable terms or higher fees upon those renewals.  Our failure to retain, or inability to acquire, surety bonds or letters of credit or to provide a suitable alternative could adversely affect our ability to mine or lease coal, which would materially adversely affect our business and results of operations.  That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit arrangements then in place.

Furthermore, while we have maintained a history of timely payments related to our LBAs, if we are unable to maintain our “good payer” status, we would be required to seek bonding for any remaining payments, which could adversely impact our cash flows and the amount of availability under our credit facility, if such bonds could be obtained at all.  In addition, the BLM has proposed rule changes pursuant to the 2005 Energy Policy Act that, among other things, would require a 5-year history to take advantage of bonus bid bonding waivers for lessees with favorable histories of timely payments of bonus bids and royalties, which could result in a requirement for our company to provide lease bonus bid bonds.

In addition, if federal or state laws are amended to require certain forms of financial assurance other than surety bonds, such as letters of credit, obtaining them, if we could obtain them at all, could have a material negative impact on our liquidity and results of operations.

The availability and reliability of sufficient transportation capacity and increases in transportation costs could materially adversely affect the demand for our coal or impair our ability to supply coal to our domestic and export customers.

Transportation costs represent a significant portion of the total cost of coal for our domestic and export customers.  The cost and availability of transportation is a key factor in a customer’s purchasing decision and impacts our coal sales and the price we receive for our coal.  Coal could become a less competitive source of energy if the costs of transportation increase or the availability or capacity of rail lines or export terminals is insufficient.  Transportation costs and availability could also make our coal less competitive than coal produced from other regions.

Our ability to sell coal to our customers depends primarily upon third-party rail systems and export terminals.  If our customers are unable to obtain transportation services, or to do so on a cost-effective basis, our business and growth strategy could be adversely affected.  Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery to our customers.  Export terminals, including the proposed Gateway Pacific Terminal in which we have an option for potential future capacity, are also subject to permit requirements and challenges from environmental organizations which may make it complicated or expensive to expand existing terminal capacity or open new export terminals in a timely and cost-effective manner.  In addition, much of the PRB is served by two rail carriers, and the northern PRB is only serviced by one rail carrier.  The loss of access to rail capacity in the PRB could create temporary disruption until this access was restored; significantly impairing our ability to supply coal and resulting in materially decreased revenue.  Similarly, being denied access to an export terminal could significantly affect our export sales, materially decreasing our revenue.  Our ability to open new mines or expand existing mines may also be affected by the access to, and availability and cost of rail, export terminal or other transportation systems available for servicing these mines.

Typically, our mine customers contract for, and pay directly for, transportation of coal from the mine or port to the point of use.  However, for contracts with our logistics customers, we are required to enter into transportation agreements pursuant to which we arrange and pay for all rail transport, terminal, and for our international customers, demurrage charges.  As the volume of deliveries coordinated to customer contracted destinations increases, so do our costs.  Our ability to supply coal to our customers and our customers’ ability to take our coal may be impacted by the disruption of these transportation services because of weather-related problems; mechanical difficulties; maintenance shut-downs; environmental, political and regulatory issues; train derailment; bridge or structural concerns; infrastructure damage, whether caused by ground instability, accidents or otherwise; strikes; lock-outs; lack of fuel or maintenance items; fuel costs; accidents; terrorism or domestic catastrophe or other events.  For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries.  In the three months ended December 31, 2013, we also experienced increased competition for rail crews from crude oil and grain shipments that negatively impacted our shipments and financial results.  Any similar disruption in the future could negatively impact our results of operations.

Our business requires substantial capital expenditures, which we may be unable to provide.

Our business plan and strategy are dependent upon our acquisitions of additional reserves, which require substantial capital expenditures.  We also require capital for, among other purposes:

•                  acquisition of surface rights;

•                  equipment and the development of our mining operations;

•                  capital renovations;

•                  export terminal development projects;

•                  maintenance and expansions of plants and equipment; and

•                  compliance with environmental laws and regulations.

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

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.

SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining.  We accrue for the costs of current mine disturbance and final mine closure.  Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience.  Estimates of reclamation liability at the Decker mine are provided to us by the Decker mine.  The amounts recorded are dependent upon a number of variables, including the estimated future asset retirement costs, estimated proven reserves, assumptions involving profit margins of third-party contractors, inflation rates, discount rates and assumed credit-adjusted, risk-free rates.  Furthermore, these obligations are unfunded.  If our accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially adversely affected.

We do not operate the Decker mine and our results of operations could be adversely affected if the other 50% owner fails to effectively operate the mine or fails to perform its obligations.  In addition, our credit arrangements may limit our ability to contribute cash to the Decker mine.

We hold a 50% non-operating interest in the Decker mine in Montana through a joint venture agreement with the other 50% owner.  The other 50% mine owner has responsibility for the day-to-day operations of the Decker mine.  While we participate in the management committee of the Decker mine under the terms of the joint venture agreement, we do not control, and our employees do not participate in, the day-to-day operations of the Decker mine.  If the other 50% mine owner fails to operate the Decker mine effectively, our results of operations could be adversely affected.

We share the profits, losses, operating expenses, reclamation obligations and liabilities and assets associated with the Decker mine equally with the other 50% owner and may be required to contribute cash or other property and equipment and our proportional share of funds to carry on the business of the joint venture or to cover liabilities.  In the event that either 50% owner does not contribute its share of operating expenses, including reclamation expenses when due, or other liabilities, the other owner is not required to assume their obligation.  However, we may have joint and several liability as a matter of law for these expenses and other liabilities, including for operational liabilities.  Accordingly, our financial obligations with respect to the Decker mine are subject to the creditworthiness of the other 50% owner, which is outside of our control.  For example, an October 2013 audit report related to the other 50% owner’s ultimate parent company stated that if planned funding or alternative sources of capital are not obtained, there exists a material uncertainty whether Ambre Energy Limited and its controlled entities would be able to continue as a going concern.  In addition, if we do not provide our proportional share or the other 50% owner does not provide its proportional share, our interest in the Decker mine may be adjusted proportionally.  CPE Resources’s current debt instruments and future credit arrangements may limit our ability to make contributions to the Decker joint venture.

Increases in the cost of raw materials and other industrial supplies, or the inability to obtain a sufficient quantity of those supplies, could increase our operating expenses, disrupt or delay our production and materially adversely affect our profitability.

We use considerable quantities of explosives, petroleum-based fuels, tires, steel and other raw materials, as well as spare parts and other consumables in the mining process.  If the prices of steel, explosives, tires, petroleum products or other materials increase significantly or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses will increase, which could materially adversely impact our profitability.  Additionally, a limited number of suppliers exist for certain supplies, such as explosives and tires, as well as certain mining equipment, and any of our suppliers may divert their products to buyers in other mines or industries or divert their raw materials to produce other products that have a higher profit margin.  For example, we previously experienced a severe tire shortage in 2005 that lasted several years.  This tire shortage increased the direct cost of tires and caused us to change our operating practices to increase tire life.  Shortages in raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain these raw materials and other consumables, could limit our ability to obtain these supplies or equipment.  As a result, we may not be able to acquire adequate replacements for these supplies or equipment on a cost-effective basis or at all, which could also materially increase our operating expenses or halt, disrupt or delay our production.

Furthermore, operating expenses at our mining locations are sensitive to changes in certain variable costs, particularly diesel fuel prices, which is our largest variable cost after personnel costs.  Our profitability depends on our ability to adequately control our costs, particularly with respect to diesel fuel.  Any increase in the price we pay for diesel fuel will have a negative impact on our results of operations.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost of Product Sold” and Item 7A”Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks.”

Our hedging activities for diesel fuel may prevent us from benefiting from cost price decreases.

We enter into hedging arrangements in the form of costless collars for a portion of our anticipated diesel fuel needs.  These costless collars are designed to help manage our exposure to extreme market changes to our diesel fuel costs.  The collars are indexed to the WTI crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel fuel costs.  Under a collar agreement, we pay the difference between the index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.

As of December 31, 2013, we had approximately 76% of our diesel fuel needs for 2014 hedged under costless collars.  While our hedging strategy provides us protection in the event of extreme crude oil price increases, it may also prevent us from benefiting if crude oil prices decrease below our floor.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks” and Note 6 of Notes to Consolidated Financial Statements in Item 8.

Our hedging activities for coal sales prices may result in a negative impact from sales price changes.

As part of our logistics business, we enter into derivative financial instruments in the form of international coal forward contracts to help manage our exposure to future coal sales prices by fixing a price now for a future contracted coal delivery.  This type of hedge is designed to protect us from any price decreases.  While our hedging strategy provides us some degree of protection in the event future coal prices decrease it may also prevent us from benefiting if future coal prices increase above our hedged price.  As of December 31, 2013, we had coal forward contracts for approximately 2.0 million tons, which will settle between 2014 and 2016.

In addition, we use domestic coal futures contracts to help manage our exposure to market changes in domestic coal prices.  This type of hedge is designed to benefit us when prices change relative to our current open positions.  If there are significant and extended unfavorable price movements against our positions, our earnings and liquidity could be negatively impacted.  As of December 31, 2013, we held domestic coal futures contracts for approximately 2.9 million tons, which will settle in 2014 and 2015.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risks” and Note 6 of Notes to Consolidated Financial Statements in Item 8.

Changes in the fair value of derivative instruments that are not accounted for as a hedge could cause volatility in our earnings.

From time to time, we enter into certain derivative financial instruments to help manage our exposure to future coal prices, both with respect to our export and domestic sales prices and to extreme rises in our diesel costs.  Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value.  Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for cash flow hedge accounting, and if so, how effective the derivatives are at offsetting price movements in the underlying exposure.  To the extent these derivative financial instruments do not qualify for hedge accounting or we choose not to designate them for hedge accounting, we are required to record changes in the fair value of these derivative financial instruments in our Consolidated Statement of Operations, resulting in increased volatility in our income in future periods.

Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenue or higher than expected costs.

We base our estimates of reserves on engineering, economic and geological data assembled and analyzed by our internal geologists and engineers, which are reviewed by an independent consultant every two years.  Our estimates of proven and probable coal reserves as to both quantity and quality are updated annually to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices.  There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, any one of which may vary considerably from actual results.  These factors and assumptions include:

•                  coal characteristics such as Btu and sulfur content;

•                  geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•                  future coal prices;

•                  equipment and productivity;

•                  operating costs, including for critical supplies such as fuel, tires and explosives;

•                  capital expenditures and development and reclamation costs;

•                  the percentage of coal ultimately recoverable;

•                  the effects of regulation, including the issuance of required permits, and taxes, including severance and production taxes and royalties, and other payments to governmental agencies; and

•                  timing for the development of the reserves.

Any changes to the above factors and assumptions could cause our estimates of the quantities and qualities of economically recoverable coal to vary significantly.  Changes to the above factors and assumptions could also materially impact how we classify our reserves based on risk of recovery and our estimates of future net cash flows expected from these properties.  Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates.  Any inaccuracy in our proven and probable reserves estimates could result in decreased profitability from lower than expected revenue and/or higher than expected costs.

The majority of our coal sales contracts are forward sales contracts at fixed prices, which may not reflect favorable then-existing prices for coal or may affect our profitability if we cannot adequately control the costs of production for coal underlying such contracts.

We have historically sold most of our coal under long-term coal sales agreements, which we generally define as contracts with a term of one to five years.  For the year ended December 31, 2013, approximately 83% of our revenue was derived from coal sales that were made under long-term coal sales agreements.  The prices for coal sold under these agreements are typically fixed for an agreed amount of time.  Pricing in some of these contracts is subject to certain adjustments in later years or under certain circumstances, and may be below the current market price for similar type coal at any given time, depending on the time frame of the contract.

As a consequence of the substantial volume of our forward sales, our ability to capitalize on near term rises in coal prices is limited.  We have less coal available to sell under short-term contracts or on the spot market and we similarly have fewer tons to commit under long-term contracts at higher prices.  Our ability to realize higher prices is also restricted if customers elect to purchase additional volumes of coal, which is allowable under some contracts, at contract prices that are lower than spot prices.

Furthermore, to the extent our costs increase but pricing under our long-term coal sales contracts remains fixed, we may be unable to pass such increasing costs on to our customers.  If we are unable to control our costs, our profitability may be negatively impacted, adversely affecting our results of operations.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.

For the year ended December 31, 2013, we derived approximately 17% of our total revenue from sales to our three largest customers and approximately 44% of our total revenue from sales to our ten largest customers.  We are currently discussing the extension of coal sales agreements with some of these customers.  However, we may be unsuccessful in obtaining coal supply agreements with these customers, and some or all of these customers could discontinue purchasing coal from us.  If any of these customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to these customers on terms as favorable to us, the results of our business would be adversely impacted.

Changes in purchasing patterns in the coal industry may make it difficult for us to enter into new contracts with customers, or do so on favorable terms, which could materially adversely affect our business and results of operations.

In past years, we have experienced customers being less willing to enter into long-term coal sales contracts as they continue to adjust to relatively low U.S. natural gas prices, increased price volatility, increased fungibility of coal products, frequently changing regulations and the increasing deregulation of their industry.  In addition, the prices for coal in the spot market may be lower than the prices previously set under many of our long-term coal sales agreements.  As our contracts with customers expire or are otherwise renegotiated, our customers may be less willing to extend or enter into new long-term coal sales agreements under their existing or similar pricing terms or our customers may decide to purchase fewer tons of coal than in the past.

To the extent our customers shift away from long-term supply contracts, it will be more difficult to predict our future sales.  As a result, we may not have a market for our future production at acceptable prices.  The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply.  Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenue and profitability.  For example, as of December 31, 2013, we had approximately 82 million tons of committed sales for 2014 and 45 million tons for 2015, which is below our typical forward sales levels, leaving more coal left to be sold for those periods.

We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.

We face an increased risk that we do not receive payment for coal sold and delivered if the creditworthiness of any of our counterparties deteriorates or if any of our counterparties become subject to bankruptcy proceedings.  The creditworthiness of these counterparties depends on any number of factors, including the economic volatility and tightening of credit markets, and deregulation of the U.S. utilities markets, allowing utilities to sell their power plants to their non-regulated affiliates or third parties that may have credit ratings that are below investment grade.  Competition with other coal suppliers could cause us to extend credit to customers and on terms that could increase the risk of payment default.

We have contracts to supply coal to energy trading and brokering companies, under which they purchase the coal for their own account or resell to domestic and foreign end users.  If the creditworthiness of these energy trading and brokering companies declines, this would increase the risk that we may not be able to collect payment for all coal sold and delivered to or on behalf of those companies.  Furthermore, if any of these companies seek to renegotiate or cancel sales of coal because of fluctuations in spot prices for coal, issues with their end users accepting the coal or other factors, we may be unable to sell previously anticipated volumes of coal at favorable prices or at all.  We also enter into derivative financial instruments with a number of financial institutions.  If one or more of these institutions were to default on its future obligation to us, our cash flows and results of operations would be negatively impacted.

In certain circumstances we may be entitled to demand credit enhancements or withhold shipments of coal from these parties if we determine they are not creditworthy.  However, these protections may be insufficient to cover our risks or could cause us to resell the coal on the spot market at unfavorable prices or not at all.

We have significant cash balances, which we may invest from time to time in marketable securities issued by various counterparties including the U.S. government and U.S. government sponsored entities, municipal entities, financial institutions and other corporations.  If any of these counterparties fail, we could lose the principal invested with such counterparties, which would materially adversely impact our business, liquidity, and results of operations.

Certain provisions in our coal sales contracts may provide limited protection during adverse economic conditions or may result in economic penalties or suspension upon a failure to meet contractual requirements.

Price adjustment, “price re-opener” and other similar provisions in our long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts.  Most of our contracts with mine customers and some of our contracts with logistics customers contain provisions that allow for the base price of our coal to be adjusted due to new statutes, ordinances or regulations that affect our costs related to performance.  Because these provisions only apply to the base price of coal, these terms may provide only limited protection due to changes in regulations.  Some of our contracts with mine customers also contain provisions that allow for the purchase price to be renegotiated at periodic intervals.  A price re-opener provision is one in which either party can renegotiate the price of the contract, sometimes at pre-determined times.  Index provisions allow for the adjustment of the price based on a fixed formula.  These provisions may reduce the protection available under long-term contracts from short-term coal price volatility.  Our international contracts typically contain a fixed price for the first year of the contract with future years’ prices to be negotiated at a specific point in time.  If the parties fail to satisfactorily negotiate a price, the contract could be terminated.  Any adjustment or renegotiations leading to a significantly lower contract price, or a termination of the contract, could result in decreased revenue.

Our coal supply contracts with our mine customers typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.  For example, as a result of the very mild 2011/12 winter and low natural gas prices, a greater than normal number of our customers in 2012 sought to reduce the amount of tons delivered to them under our coal sales agreements through contractual remedies, such as force majeure provisions.  Our contracts with our mine customers also typically allow our customers to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.  In addition, our contracts with our international logistics customers generally contain a clause that requires us to pay the demurrage fee charged by the vessel for delays in shipping the coal on behalf of our foreign customers.

Most of our coal supply contracts also contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics, such as heat content, sulfur, ash and ash fusion temperature.  Failure to meet these specifications can result in economic penalties, including price adjustments, suspension, rejection or cancellation of deliveries or termination of the contracts.  A number of our contracts also contain clauses which, in some cases, may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends, in part, on the continued contributions of our executive officers and other key employees.  The loss of any of our key senior executives could have a material adverse effect on our business unless and until we find a qualified replacement.  A limited number of persons exist with the requisite experience and skills to serve in our senior management positions.  We may not be able to locate or employ qualified executives on acceptable terms and our failure to retain or attract qualified executives could have an adverse effect on our ability to operate our business.

Efficient coal mining using modern techniques and equipment also requires skilled laborers in multiple disciplines such as electricians, equipment operators, mechanics, engineers and welders, among others.  We have from time to time encountered shortages for these types of skilled labor and typically compete for such positions with other industries, including oil and gas.  If we experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially adversely affected.  In the future, we may utilize a greater number of external contractors for portions of our operations.  The costs of these contractors have historically been higher than that of our employed laborers.  If our labor and contractor prices increase, or if we experience materially increased health and benefit costs with respect to our employees, our results of operations could be materially adversely affected.

Our work force could become unionized in the future, which could negatively impact the stability of our production and materially reduce our profitability.

All of our mines, other than the Decker mine, which we do not operate, are operated by non-union employees.  Our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union, and in the past, unions have conducted limited organizing activities in this regard.  If our employees choose to form or affiliate with a union and the terms of a union collective bargaining agreement are significantly different from our current compensation and job assignment arrangements with our employees, these arrangements could negatively impact the stability of our production and materially reduce our profitability.  In addition, even if our managed operations remain non-union, our business may still be adversely affected by work stoppages at unionized companies or unionized transportation and service providers.

We hold a 50% non-operating interest in the Decker mine, which has union members.  These union-represented employees could strike, which could adversely affect production at the Decker mine, increase its costs and disrupt shipments of coal from the Decker mine to its customers, all of which could materially adversely affect its results and the value of our investment in the Decker joint venture.

Terrorist attacks and threats, escalation of military activity in response to these attacks or acts of war may materially adversely affect our business and results of operations.

Terrorist attacks and threats, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could negatively impact our business.  Furthermore, any such acts which directly affect our customers and their business may have negative consequences to our own operations.  Strategic targets such as energy-related assets and transportation assets may be at greater risk of future terrorist attacks than other targets in the U.S. or in other countries.  Disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business and results of operations, including from delays or losses in transportation, decreased sales of our coal or extended collections from customers that are unable to timely pay us in accordance with the terms of their supply agreement.

We face the risk of systems failures as well as security risks, including “hacking.”

The computer systems and network infrastructure we and others use could be vulnerable to unforeseen problems.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure.  Any damage or failure that causes an interruption in our operations could adversely affect our business.  In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking.

Risks Related to Our Indebtedness and Liquidity

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

At December 31, 2013, we had consolidated indebtedness of $609 million.  We also have significant lease and royalty obligations related to our federal coal leases.  Our outstanding indebtedness could have important consequences such as:

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

•                  limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic and market conditions; and

•                  a downgrade in the credit rating of our indebtedness, which could increase the cost of further borrowings and negatively impact our available liquidity.

We may incur substantially more debt in the future.  If our indebtedness is further increased, the related risks that we now face, including those described above, could increase.  Moreover, these risks also apply to certain of CPE Resources’s domestic restricted subsidiaries that are guarantors of CPE Resources’s indebtedness and may apply to CPE Inc. directly if CPE Inc. becomes a guarantor of CPE Resources’s debt in the future.  In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures, including LBAs, and operating expenses, as well as required payments on the tax agreement liability (See “—Other Risks Related to Our Corporate Structure and Common Stock”).  Our ability to pay our debt depends upon our operating performance.  In particular, economic conditions could cause revenue to decline, and hamper our ability to repay indebtedness.  If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, sell assets, limit certain capital expenditures, including LBAs, or reduce spending or we may be required to issue equity.  We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all.

If we are unable to comply with the covenants or restrictions contained in our debt instruments, the lenders could declare all amounts outstanding under those instruments to be due and payable, which could materially adversely affect our financial condition.

Our debt instruments include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates.  The debt instruments also require compliance with various financial covenants.  Because CPE Resources (which entered into the debt instruments) is our only direct operating subsidiary, complying with these restrictions and covenants may prevent us from taking actions that we believe would help us to grow our business.  These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

A failure to comply with any of these restrictions or covenants could have serious consequences to our financial condition or result in a default under those debt instruments and under other agreements containing cross-default provisions.  A default would permit lenders to accelerate the maturity of the debt under these debt instruments and to foreclose upon any collateral securing the debt.  Furthermore, an event of default or an acceleration under one of our debt instruments could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.  We may not be granted waivers or amendments to these debt instruments if for any reason we are unable to comply with these debt instruments, and we may not be able to refinance our debt on terms acceptable to us, or at all.

Covenants under our revolving credit facility may limit the amount of funds available to us.

Our ability to borrow is subject to the terms and conditions of our revolving credit facility.  The financial covenants are based on EBITDA (which is defined in the credit agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  Our earnings may not be sufficient to allow for the full availability on the revolving credit facility and the A/R Securitization Program.  For example, the Amended Credit Agreement requires us to maintain (a) a ratio of trailing twelve months EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1 (“Interest Ratio”), and (b) a ratio of funded debt to trailing twelve months EBITDA equal to or less than 3.50 to 1 (“Leverage Ratio”).  Based on the Leverage Ratio, our aggregate available borrowing capacity under the revolving credit facility and the A/R Securitization Program was approximately $169 million at December 31, 2013.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility.”

Provisions in our debt instruments could discourage an acquisition of us by a third party.

Upon the occurrence of certain transactions constituting a “change in control” as defined in the indenture, holders of the senior notes have the right to require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  Furthermore, a “change in control” as defined in our credit facility is considered an event of default.  These provisions could make it more difficult or more expensive for a third party to acquire us even where the acquisition could be beneficial to our stockholders.

Other Risks Related to Our Corporate Structure and Common Stock

We are required under the Tax Receivable Agreement to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering.  In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings.  These provisions may deter a change in control of our company.

Due to the size of the increases in the tax basis of our share of CPE Resources’s tangible and intangible assets, as well as the increase in our basis in the equity of CPE Resources’s subsidiaries and assets held by those subsidiaries, we expect to make substantial payments to RTEA under this agreement.  As a result of our 2010 acquisition of RTEA’s remaining units in CPE Resources, we received a further step-up in our tax basis and, accordingly, our obligations under the agreement to pay RTEA 85% of any benefits we receive as a result of such further step-up significantly increased.  Our obligation may further increase if there are changes in law, including the increase of current corporate income tax rates.  The payment obligations on the tax agreement liability are not conditioned upon RTEA’s or its affiliate’s ownership of an interest in CPE Resources or our available cash resources.  Based on the tax basis of our assets as of December 31, 2013 and CPE Resources’s operating plan, the future payments are estimated to be approximately $103.6 million in the aggregate and are estimated to be payable over the next 28 years.  This estimate is based on assumptions related to our business that could change, and the actual payments could differ materially from this estimate.  Payments would be greater if we generate income significantly in excess of the amounts used in our operating plan, for example, because we acquire additional coal reserves beyond our existing coal reserve base, and as a result, we realize the full tax benefit of such increased tax basis (or an increased portion thereof).

Certain changes in control require us to make payments to RTEA, which could exceed our actual cash savings and could require us to provide credit support.  If we undergo a change in control and we do not otherwise elect to terminate the Tax Receivable Agreement as discussed below, payments to RTEA on the tax agreement liability will continue on a yearly basis but will be based on an agreed upon set of assumptions.  In this case, our assumed cash tax savings, and consequently our payments due on the tax agreement liability, could exceed our actual cash tax savings each year by material amounts.  If we undergo such a change in control and our credit rating is impaired, we will be required to obtain credit support with regard to all remaining payments under the agreement.  The change in control provisions may deter a potential sale of our company to a third party and may otherwise make it less likely a third party would enter into a change in control transaction with us.

Our debt instruments contain limitations on CPE Resources’s ability to make distributions, which could affect our ability to meet these payment obligations.  These limitations on CPE Resources’s ability to make distributions may limit our ability to engage in certain taxable asset sales or dispositions outside the ordinary course of our business.

Default under the Tax Receivable Agreement will permit RTEA to accelerate our obligations.  If we default on the tax agreement liability (including by reason of insufficient cash distributions from CPE Resources), such default will permit RTEA to enforce its rights under this agreement, including by acceleration of our obligations thereunder.

Our ability to achieve benefits from any tax basis increase, and, therefore, the payments expected to be made on the tax agreement liability, depends upon a number of factors, as discussed above, including the timing and amount of our future income.  The U.S. Internal Revenue Service could challenge one or more of our tax positions relevant to this agreement and a court could sustain such a challenge.  Such a challenge could result in a decrease in our tax benefits, as well as our obligations under the agreement.  We must obtain RTEA’s consent prior to settlement of any such challenge if it may affect RTEA’s rights and obligations under the agreement.

Our previous separation from Rio Tinto could subject us and our stockholders to any number of risks and uncertainties.

We entered into various agreements with Rio Tinto and its affiliates in connection with the IPO and separation from Rio Tinto.  CPE Resources agreed to indemnify Rio Tinto for certain losses pursuant to these agreements.  Because these agreements were entered into while we were part of Rio Tinto, some of the terms of these agreements are likely less favorable to us than similar agreements negotiated between unaffiliated third parties.  Third parties may also seek to hold us responsible for liabilities of Rio Tinto that we did not assume in connection with the IPO and for which Rio Tinto agreed to indemnify us, including liabilities related to the Jacobs Ranch and

Colowyo mines, as well as the uranium mining venture that we do not own.  If those liabilities are significant and we are ultimately held liable for them, we may not be able to recover the full amount of our losses from Rio Tinto.  Refer to the applicable exhibits listed in Item 15 of this Form 10-K for the complete terms and conditions of the principal outstanding agreements with Rio Tinto entered into in connection with our 2009 IPO.

CPE Inc. is a holding company with no direct operations of its own and depends on distributions from CPE Resources to meet its ongoing obligations.

CPE Inc. is a holding company with no direct operations of its own and has no independent ability to generate revenue.  Consequently, its ability to obtain operating funds depends upon distributions from CPE Resources and payments under the management services agreement.  Pursuant to its management services agreement, CPE Resources makes payments to CPE Inc. in the form of a management fee and cost reimbursements to fund CPE Inc.’s day-to-day operating expenses, such as payroll for its officers.  However, if CPE Resources cannot make the payments pursuant to the management services agreement, CPE Inc. may be unable to cover these expenses.

The distribution of cash flows by CPE Resources to CPE Inc. is subject to statutory restrictions under the Delaware Limited Liability Company Act and contractual restrictions under CPE Resources’s debt instruments that may limit the ability of CPE Resources to make distributions.  In addition, any distributions and payments of fees or costs are subject to CPE Resources’s financial condition.

As the sole member of CPE Resources, CPE Inc. incurs income taxes on any net taxable income of CPE Resources.  The debt instruments allow CPE Resources to distribute cash in amounts sufficient for CPE Inc. to pay its tax liabilities payable to any governmental entity, and, in the ordinary course of business, the tax agreement liability, if any.  To the extent CPE Inc. needs funds for any other purpose, and CPE Resources is unable to provide such funds for any reason, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our stock price could be volatile and could decline for a variety of reasons, resulting in a substantial loss on your investment and negatively impacting our ability to raise equity capital in the future.

Significant price fluctuations in CPE Inc.’s common stock could result from a variety of factors, including, among other things, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business, our customers’ businesses, or the coal transportation and logistics industry, sales of CPE Inc.’s common stock by our stockholders or by us, a downgrade or cessation in coverage from one or more of our analysts, broad market fluctuations and general economic conditions and any other factors described in this “Risk Factors” section of this Form 10-K.

A decline in the trading price of CPE Inc.’s common stock due to any future sales of stock or the issuance or exercise of equity-based awards under our Long Term Incentive Plan or sales to cover taxes owed upon vesting of awards, or due to other factors might impede our ability to raise capital through the issuance of additional shares of CPE Inc.’s common stock or other equity securities and may cause you to lose part or all of your investment in shares of our common stock.

Anti-takeover provisions in our charter documents and other aspects of our structure may discourage, delay or prevent a change in control of our company and may adversely affect the trading price of CPE Inc.’s common stock.

Certain provisions in CPE Inc.’s amended and restated certificate of incorporation and amended and restated bylaws and other aspects of our structure may discourage, delay or prevent a change in our management or a change in control over us that stockholders may consider favorable.  Among other things, CPE Inc.’s amended and restated certificate of incorporation and amended and restated bylaws:

•                  provide for a classified Board of Directors, which may delay the ability of our stockholders to change the membership of a majority of our Board of Directors;

•                  authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•                  do not provide for cumulative voting;

•                  provide that vacancies on the Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•                  limit the calling of special meetings of stockholders;

•                  provide that stockholders may not act by written consent;

•                  provide that our directors may be removed only for cause;

•                  require supermajority voting to effect certain amendments to our certificate of incorporation and our bylaws; and

•                  require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1 “Business—Mining Operations” for specific information about our mining operations.

Coal Reserves

As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable coal reserves.  All of our proven and probable reserves are classified as thermal coal.

The following table summarizes the tonnage of our coal reserves that is classified as proven or probable, and assigned, as well as our property interest, as of December 31, 2013:

Mine	Proven Preserves	Probable Reserves	Total Proven & Probable Reserves	Assigned Reserves	Reserves Owned	Reserves Leased
	(nearest million, in tons)			(%)	(nearest million, in tons)
Owned and Operated Mines
Antelope	463	154	617	100	—	617
Cordero Rojo	219	71	290	100	57	233
Spring Creek	258	21	279	100	—	279

Corporate and Other
Decker (1)	—	—	—	0	—	—
Total (2)	940	247	1,187		57	1,130

(1)                                 Based on our 50% non-operating interest and in accordance with our application of the SEC Industry Guide 7’s specific definitions of proven and probable reserves.

(2)                                 Totals reflect rounding.

The following table provides the “quality” (average sulfur content and average Btu per pound) of our coal reserves as of December 31, 2013:

Mine	Total Proven & Probable Reserves	Average Btu per lb (1)	Average Sulfur Content	Average Sulfur Content
	(nearest million, in tons)		(%)	(lbs SO2/ mmBtu)
Owned and Operated Mines
Antelope	617	8,875	0.23	0.52
Cordero Rojo	290	8,425	0.29	0.69
Spring Creek	279	9,350	0.34	0.73

Corporate and Other
Decker (2)	—	—	—	—
Total (3)	1,187

(1)                                 Average Btu per pound includes weight of moisture in the coal on an as-sold basis.

(2)                                 Based on our 50% non-operating interest.

(3)                                 Totals reflect rounding.

We also control certain coal deposits that are contiguous to or near our primary reserve bases.  The tons in these deposits are classified as non-reserve coal deposits and are not included in our reported reserves.  These non-reserve coal deposits include:

•                        9 million tons near our Antelope mine;

•                        163 million tons near our Cordero Rojo mine;

•                        6 million tons near our Spring Creek mine; and

•                        287 million tons at the Youngs Creek project.

In addition, we also control additional leased and private coal related to the Youngs Creek project that has not been evaluated and is not in any mine plan.

Our reserve and non-reserve coal deposit estimates as of December 31, 2013 were prepared by our staff of geologists and engineers, who have extensive experience in PRB coal.  These individuals are responsible for collecting and analyzing geologic data within and adjacent to leases controlled by us.  An external review of our reserves and non-reserve coal deposit estimates are performed every two years.  The most recent review was performed for the year ended December 31, 2012 and was completed in January 2013 by John T. Boyd Company, mining and geological consultants.  The results verified our reserve and non-reserve coal deposit estimates for the year ended December 31, 2012.

Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data.  All of our reserves are assigned, associated with our active coal properties, and incorporated in detailed mine plans.  Estimates of our reserves are based on more than 6,000 drill holes.  Our proven reserves have a typical drill hole spacing of 1,500 feet or less, and our probable reserves have a typical drill hole spacing of 2,500 feet or less.

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

Reserve Acquisition Process

Since our inception, we have focused on growth through the acquisition of proven and probable coal reserves and non-reserve coal deposits.  Historically, this was accomplished through the federal competitive leasing process, known as the LBA process.  For example, in 2011 we acquired 383 million tons of proven and probable coal reserves in two federal coal leases for our Antelope mine.  However, in 2012, we also acquired significant coal deposits when we completed the acquisition of the Youngs Creek project, a non-operating mine in Northeast Wyoming in the Northern PRB, whereby we acquired 287 million tons of non-reserve coal deposits along with significant related surface assets.  We also announced in 2013 that we signed an Option Agreement and a corresponding Exploration Agreement with the Crow Tribe of Indians for the exploration and potential development of significant coal resources on the Crow Indian Reservation in southeast Montana in the Northern PRB region.  We intend to continue to seek opportunities to acquire additional coal through the federal leasing process as well as through private transactions with third parties or sovereign nations such as the Crow Tribe of Indians.

We acquire a large portion of our coal through the LBA process, and as a result, most of our coal is held under federal leases.  Under this process, before a mining company can obtain a new federal coal lease, the company must nominate a coal tract for lease and then win the lease through a competitive bidding process.  The LBA process can last anywhere from two to five years or more from the time the coal tract is nominated to the time a final bid is accepted by the BLM.  After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves and begins the process to permit the coal for mining, which generally takes another two to five years.  Third-party legal challenges, such as legal challenges filed against the BLM and the Secretary of the Interior by environmental groups with respect to the LBA process in the PRB, including the West Antelope II LBA, may result in delays and other adverse impacts on the LBA process.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”

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

The BLM also allows for small tracts of coal to be acquired through the LBM leasing process.  An LBM is a non-competitive leasing process and is used in circumstances where a lessee is seeking to modify an existing federal coal lease by adding less than 960 acres in a configuration that is deemed non-competitive to other coal operators.  For example, in December 2012, we applied for two separate LBMs with the BLM:  one at the Spring Creek mine and one at the Antelope mine.  As of December 31, 2013, an environmental assessment was underway for the Antelope LBM and the Spring Creek application was being processed by the BLM.

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

After the environmental analysis or EIS has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale.  The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis.  Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM.  The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA.  Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor.  The bids are opened at the lease sale.  If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published.  The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted.  The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease.  If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or EIS, and the winning bidder will bear those costs.  Coal awarded through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976.  Once the BLM has issued a lease, the company must next complete the permitting process before it can mine the coal.  See Item 1 “Business—Environmental and Other Regulatory Matters—Mining Permits and Approvals.”

The federal coal leasing process is designed to be a public process, giving stakeholders and other interested parties opportunities to comment on the BLM’s proposed and final actions and allow third-party comments.  Because of this, third parties, including non-governmental organizations, can challenge the BLM’s actions, which may delay the leasing process.  If these challenges prove successful or are litigated for a prolonged period of time, a coal company’s ability to bid on or acquire a new coal lease could be significantly delayed, or could cause the BLM to not offer a lease for bid at all.  For example, environmental organizations filed legal challenges against the BLM’s findings on the final EIS and other matters associated with the West Antelope II LBA, which was nominated by our Antelope mine.  See Item 3 “Legal Proceedings—West Antelope II LBA Challenges.”  These types of challenges create some uncertainty with respect to the timing of future LBA bids and lease acquisitions and may ultimately delay the leasing process or prevent mining operations.  Even after a lease has been issued and a successful bidder has paid installment money to the BLM, legal challenges may still seek to delay or prevent mining operations.  It is possible that subsequent EISs for other mines in the PRB currently underway but not yet final could be similarly challenged.  There also exists the possibility of similar challenges to the permitting and licensing process, which is also a public process designed to allow public comments.

Each of our federal coal leases has an initial term of 20 years, renewable for subsequent 10-year periods and for so long thereafter as coal is produced in commercial quantities.  The lease requires diligent development within the first 10 years of the lease award with a required coal extraction of 1% of the total coal under the lease by the end of that 10-year period.  At the end of the 10-year development period, the lessee is required to maintain continuous operations, as defined in the applicable leasing regulations.  In certain cases, a lessee may combine contiguous leases into an LMU.  This allows the production of coal from any of the leases within the LMU to be used to meet the continuous operation requirements for the entire LMU.  We currently have an LMU for our Antelope mine.  We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross revenue on surface mined coal.  The federal government remits approximately 50% of the production royalty payments to the state after deducting administrative expenses.  Some of our mines are also subject to coal leases with the states of Montana or Wyoming, as applicable, and have different terms and conditions that we must adhere to in a similar way to our federal leases.  Under these federal and state leases, if the leased coal is not diligently developed during the initial 10-year development period or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum production royalty, if applicable, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term.

Most of the coal we lease from the United States comes from “split estate” lands in which one party, such as the federal government, owns the coal and a private party owns the surface.  In order to mine the coal we acquire, we must acquire rights to mine from certain owners of the surface lands overlying the coal.  Certain federal regulations provide a specific class of surface owners, QSOs, with the ability to prohibit the BLM from leasing its coal.  For example, in connection with an LBA tract that we previously nominated for our Cordero Rojo mine, the BLM indicated that certain surface owners satisfied the regulatory definition of QSO.  If the land overlying a coal tract is owned by a QSO, federal laws prohibit us from leasing the coal tract without first securing surface rights to the land, or purchasing the surface rights from the QSO, which would allow us to conduct our mining operations.  Furthermore, the state permitting process requires us to demonstrate surface owner consent for split estate lands before the state will issue a permit to mine coal.  This consent is separate from the QSO consent required before leasing federal coal.  The right of QSOs and certain other surface owners allows them to exercise significant influence over negotiations and prices to acquire surface rights and can delay the federal coal lease or permitting processes or ultimately prevent the acquisition of the federal coal lease or permit over that land entirely.  There are QSOs that own land adjacent to or near our existing mines that may be attractive acquisition candidates for us.  Typically, we seek to purchase the land overlying our coal or enter into option agreements granting us an option to purchase the land upon acquiring a federal coal lease.  We own substantially all of the land over our reserves.  We may not own or control the land over our non-reserve coal deposits, which would be required before these non-reserve coal deposits could be classified as reserves and mined.

Most of the coal we have acquired from private third parties is in the form of coal leases obtained through private negotiations with one or more third parties.  These leases generally include, among other terms and conditions, a set term of years with the right to renew the lease for a stated period and royalties to be paid to the lessor as a percentage of the sales price. These leases may require payment of a lease bonus or minimum royalty, payable either at the time of execution of the lease or in periodic installments, and a minimum production of coal from the leased areas in order to hold the leases by active production.  We believe that the term of years will allow the recoverable reserve to be fully extracted in accordance with our projected mine plan.  Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing.  Title to properties leased from private third parties is not usually fully verified until we make a commitment to develop a property, which may not occur until we have obtained the necessary permits and completed exploration of the property.

Office Space

Our corporate headquarters is located in Gillette, Wyoming, where we own approximately 31,000 square feet of office space.  In addition, we lease approximately 7,500 square feet of additional office space in Gillette, Wyoming, under two annual leases expiring on April 15, 2015 and January 31, 2014, and we lease approximately 28,100 square feet of office space in Broomfield, Colorado under a lease that expires in February 2021.  As of December 31, 2013, all of our long-lived assets were located in the U.S.  See Note 16 of Notes to Consolidated Financial Statements in Item 8.

Item 3.  Legal Proceedings.

West Antelope II LBA Challenges

Challenges Against the BLM’s Leasing Process; Intervention by Cloud Peak Energy and Others — On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, “WildEarth”) and the Powder River Basin Resource Council (“PRBRC”) filed appeals with the Interior Board of Land Appeals (“IBLA”) regarding the BLM decision to offer the West Antelope II (“WAII”) coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal.  On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia (“D.C. District Court”) challenging the BLM’s decision.  On November 2, 2010, the IBLA issued a decision in PRBRC’s appeal, rejecting all of PRBRC’s arguments and affirming the BLM’s decision in all respects.  On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision.  On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges.  Antelope Coal LLC, a wholly-owned subsidiary of CPE Resources, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM.  In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM’s authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

Award of LBAs to Cloud Peak Energy — On May 11, 2011, the BLM held a competitive sale for the WAII North Tract.  On June 15, 2011, the BLM held a competitive sale for the WAII South Tract.  Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

District Court Rejection of Challenges; Appeal by Plaintiffs — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  Oral argument was held in November 2013.  Both groups appealed the decision issued by the D.C. District Court and did not specify what relief they sought from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC was a respondent-intervenor in the consolidated appeal.  On December 24, 2013, the Court of Appeals affirmed the District Court’s grant of summary judgment to the defendants.  It is possible the plaintiffs could seek review by the U.S Supreme Court.  Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, permits and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also be subject to legal challenges that may adversely impact our mining operations and results.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

CPE Inc.’s common stock, $0.01 par value, has traded on the New York Stock Exchange (“NYSE”) under the symbol “CLD” since November 20, 2009.  Prior to November 20, 2009, there was no public market for CPE Inc.’s common stock.

The following table sets forth the high and low sales prices of CPE Inc.’s common stock, as reported by the NYSE, for each of the periods listed.

	High	Low
Fiscal 2013
First Quarter 2013	$19.99	$15.44
Second Quarter 2013	$20.30	$16.17
Third Quarter 2013	$17.43	$14.25
Fourth Quarter 2013	$18.58	$14.38

Fiscal 2012
First Quarter 2012	$20.22	$15.93
Second Quarter 2012	$16.91	$14.09
Third Quarter 2012	$19.74	$15.51
Fourth Quarter 2012	$21.47	$17.94

As of the close of business on January 31, 2014, there were 157 holders of record of CPE Inc.’s common stock.

Dividend Policy

We have not historically paid, and we do not anticipate that we will pay in the near term, cash dividends on CPE Inc.’s common stock.  Any determination to pay dividends to holders of CPE Inc.’s common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition; results of operations; general business conditions; contractual restrictions, including those under our debt instruments; capital requirements; business prospects; restrictions on the payment of dividends under Delaware Law; and any other factors our Board of Directors deems relevant.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes” and “—Senior Secured Revolving Credit Facility.”

Stock Performance Graph

The following performance graph compares the cumulative total return on CPE Inc.’s common stock with the cumulative total return of the following indices: (i) the Standard & Poor’s (“S&P”) MidCap 400 stock index and (ii) the Custom Composite Index.  The Custom Composite Index is comprised of the peer group that is associated with our performance-based share units issued under our Long-Term Incentive Plan.  In 2012, this group was comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Peabody Energy Corp., James River Coal Company, Walter Energy, Inc., Alliance Resource Partners, Berry Petroleum, Cabot Corporation, EQT Corporation, Forest Oil Corporation, Newfield Exploration Company, Noble Energy Inc., Penn Virginia Corporation, Sandridge Energy Inc., SM Energy Company, and Whiting Petroleum Corporation (collectively, the “Old Index”).  Each year the compensation committee of our Board of Directors seeks to refine this group, if deemed appropriate in the judgment of the compensation committee, to be the most representative comparable companies for purposes of our performance-based share units.  The current group includes those listed above, adds Oxford Resources Partners, Rhino Resource Partners, SunCoke Energy Inc., and Westmoreland Coal Co., and replaces the Cabot Corporation with the Cabot Oil and Gas Corporation (collectively, the “New Index”).

The graph assumes that you invested $100 in CPE Inc.’s common stock and in each index at the closing price on November 20, 2009, that all dividends were reinvested and that you continued to hold your investment through December 31, 2013.

These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of CPE Inc.’s common stock.

Company/ Market/ Peer Group	Nov 2009	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013
CPE Inc.	$100.00	$98.11	$156.54	$130.19	$130.26	$121.29
S&P MidCap 400 Index	$100.00	$105.90	$134.11	$131.78	$155.34	$207.39
New Index	$100.00	$108.69	$142.45	$110.53	$99.25	$124.42
Old Index	$100.00	$108.53	$145.50	$106.65	$92.11	$111.23

In accordance with SEC rules, the information contained in the Stock Performance Graph above shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

The table below represents information pursuant to Item 703 of Regulation S-K regarding all share repurchases for the three-month period ended December 31, 2013:

	Total Number of Shares Purchased (1)	Average Price per Share
October 1 through October 31, 2013	—	$—
November 1 through November 30, 2013	—	—
December 1 through December 31, 2013	650	17.48
Total	650	$17.48

(1)                                 Represents shares withheld to cover withholding taxes upon the vesting of restricted stock.

Item 6.  Selected Financial Data.

The following tables set forth our selected consolidated financial and other data on a historical basis.  The information below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included elsewhere in this report.

We have derived the historical consolidated financial data as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 from our audited consolidated financial statements included in Item 8 of this report.  We have derived the historical consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the historical consolidated statements of operations data for the years ended December 31, 2010 and 2009 from our audited consolidated financial statements not included in this report.

Our historical financial information for all periods prior to the IPO included in this Form 10-K was derived from the consolidated financial statements of Rio Tinto and also includes allocations of certain general and administrative costs and Rio Tinto’s headquarters costs.  These expenses are estimates and were based on what we and Rio Tinto considered to be reasonable allocations of the historical costs incurred by Rio Tinto to provide these services required in support of our business.  As a separate, stand-alone public company, our cost structure is different; accordingly, our historical consolidated financial information is not necessarily reflective of our financial position, results of operations or cash flows or costs had we been a separate, stand-alone public company during all of the periods presented.

Selected Consolidated Financial and Other Data

	Year Ended December 31,
CPE Inc.	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$1,396.1	$1,516.8	$1,553.7	$1,370.8	$1,398.2
Operating income	112.4	241.9	250.5	211.9	255.0
Income from continuing operations	52.0	173.7	189.8	117.2	182.5
Income (loss) from discontinued operations	—	—	—	—	211.1
Net income	52.0	173.7	189.8	117.2	393.6
Amounts attributable to controlling interest (1)
Income from continuing operations	52.0	173.7	189.8	33.7	170.6
Income (loss) from discontinued operations	—	—	—	—	211.1
Net income	52.0	173.7	189.8	33.7	381.7
Earnings per share attributable to controlling interest — basic (1)(2)
Income from continuing operations	$0.86	$2.89	$3.16	$1.06	$3.01
Income (loss) from discontinued operations	$—	$—	$—	$—	$3.73
Net income	$0.86	$2.89	$3.16	$1.06	$6.74
Earnings per share attributable to controlling interest — diluted (1)(2)
Income from continuing operations	$0.85	$2.85	$3.13	$1.06	$2.97
Income (loss) from discontinued operations	$—	$—	$—	$—	$3.52
Net income	$0.85	$2.85	$3.13	$1.06	$6.49

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$231.6	$197.7	$404.2	$340.1	$268.3
Investments in marketable securities	80.7	80.3	75.2	—	—
Property, plant and equipment, net	1,654.0	1,678.3	1,350.1	1,008.3	987.1
Total assets	2,357.4	2,351.3	2,319.3	1,915.1	1,677.6
Long-term debt	597.0	596.5	596.1	595.7	595.3
Federal coal leases obligations	122.9	186.1	288.3	118.3	169.1
Total liabilities	1,355.4	1,420.3	1,568.9	1,383.9	1,232.1
Controlling interest equity (1)	1,002.0	931.0	750.4	531.2	252.9
Noncontrolling interest equity (1)	—	—	—	—	192.6

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Other Data
Adjusted EBITDA (5)	$218.6	$338.8	$351.7	$322.7	$320.6
Adjusted EPS (5)	$0.73	$2.15	$2.47	$1.74	$2.48
Asian export tons—Logistics and Related Activities	4.7	4.4	4.7	3.3	1.6
Tons sold—Owned and Operated Mines (3)	86.0	90.6	95.6	93.7	90.9
Tons sold—Decker mine (4)	1.5	1.4	1.5	1.5	2.3
Tons purchased and resold	1.5	0.9	1.6	1.7	10.1
Total tons sold	89.1	93.0	98.7	96.9	103.3
Ratio of earnings to fixed charges - see Exhibit 12.1	1.6	3.5	3.0	2.7	11.9

(1)                                 For periods prior to the IPO, income or loss attributable to controlling interest reflects income or loss attributable to RTEA as the former parent company, and includes 100% of income or loss from CPE Resources and its subsidiaries.  For the period following the IPO up to the Secondary Offering, income or loss attributable to controlling interest reflects our interest in CPE Resources and its subsidiaries.  Noncontrolling interest equity at December 31, 2009 reflects the interest in CPE Resources held by RTEA and an affiliate of RTEA.  As of December 31, 2010, as a result of the Secondary Offering completed in December 2010, CPE Resources is a wholly-owned subsidiary of CPE Inc.

(2)                                 Earnings per share for periods prior to the IPO assumes 60,000,000 outstanding shares, which is the number of shares of common stock that our predecessor, RTEA, would have been required to have outstanding in prior periods based on the capital structure of CPE Inc., which required a one-to-one ratio between the number of shares of common stock outstanding and the number of common membership units in CPE Resources held by CPE Inc.

(3)                                 Inclusive of intersegment sales.

(4)                                 Based on our 50% non-operating interest.

(5)                                 EBITDA, Adjusted EBITDA and Adjusted EPS are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. (“U.S. GAAP”).  A quantitative reconciliation of Adjusted EBITDA to income from continuing operations, or net income, as applicable, and Adjusted EPS to EPS (as defined below) is found in the tables below.

EBITDA represents income from continuing operations, or net income, as applicable, before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Adjusted EPS represents diluted earnings (loss) per common share or diluted earnings (loss) per share attributable to controlling interest from continuing operations, as applicable (“EPS”), adjusted to exclude the estimated per share impact of the same specifically identified items used to calculate Adjusted EBITDA as described above, adjusted at the statutory rate of approximately 36%.

Adjusted EBITDA is an additional tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.  Adjusted EBITDA is a metric intended to assist management in evaluating operating performance, comparing performance across periods, planning and forecasting future business operations and helping determine levels of operating and capital investments.  Period-to-period comparisons of Adjusted EBITDA are intended to help our management identify and assess additional trends potentially impacting our company that may not be shown solely by period-to-period comparisons of income from continuing operations or net income.  Adjusted EBITDA is also used as part of our incentive compensation program for our executive officers and others.

We believe Adjusted EBITDA and Adjusted EPS are also useful to investors, analysts and other external users of our consolidated financial statements in evaluating our operating performance from period to period and comparing our performance to similar operating results of other relevant companies.  Adjusted EBITDA allows investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and depletion, amortization and accretion and other specifically identified items that are not considered to directly reflect our core operations.  Similarly, we believe Adjusted EPS provides an appropriate measure to use in assessing our performance across periods given that this measure provides an adjustment for certain specifically identified significant items that are not considered to directly reflect our core operations, the magnitude of which may vary significantly from period to period and, thereby, have a disproportionate effect on the earnings per share reported for a given period.

Our management recognizes that using Adjusted EBITDA and Adjusted EPS as performance measures has inherent limitations as compared to income from continuing operations, net income, EPS or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  Adjusted EBITDA excludes interest expense and interest income; however, as we have historically borrowed money in order to finance transactions and operations, and have invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and influence our ability to generate revenue and returns for stockholders.  Adjusted EBITDA excludes depreciation and depletion and amortization; however, as we use capital and intangible assets to generate revenue, depreciation, depletion and amortization are necessary elements of our costs and ability to generate revenue.  Adjusted EBITDA also excludes accretion expense; however, as we are legally obligated to pay for costs associated with the reclamation and closure of our mine sites, the periodic accretion expense relating to these reclamation costs is a necessary element of our costs and ability to generate revenue.  Adjusted EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations.  Adjusted EBITDA and Adjusted EPS exclude the tax impacts of the IPO and Secondary Offering; however, this represents our current estimate of payments on the tax agreement liability that we will be required to make to Rio Tinto and changes to the realizability of our deferred tax assets based on changes in our estimated future taxable income.  Adjusted EBITDA and Adjusted EPS exclude fair value mark-to-market gains or losses for derivative financial instruments; however, Adjusted EBITDA and Adjusted EPS include cash amounts received or paid on derivative financial instruments.  Finally, Adjusted EBITDA and Adjusted EPS exclude income statement amounts attributable to our significant broker contract that expired in the first quarter of 2010; however, this historically represented a positive contribution to our operating results.

As a result of these exclusions, Adjusted EBITDA and Adjusted EPS should not be considered in isolation and do not purport to be alternatives to income from continuing operations, net income, EPS or other U.S. GAAP financial measures as a measure of our operating performance.

When using Adjusted EBITDA as a performance measure, management intends to compensate for these limitations by comparing it to income from continuing operations or net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.  Using Adjusted EBITDA and income from continuing operations or net income to evaluate the business assists management and investors in

(a) assessing our relative performance against our competitors and (b) ultimately monitoring our capacity to generate returns for stockholders.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA and Adjusted EPS may not be comparable to other similarly titled measures of other companies.  Moreover, our presentation of Adjusted EBITDA is different than EBITDA as defined in our debt financing agreements.

A reconciliation of net income or net income from continuing operations, as applicable, to Adjusted EBITDA for each of the periods presented is as follows:

	Year Ended December 31,
CPE Inc.	2013	2012	2011	2010	2009
	(in millions)
Net income	$52.0	$173.7	$189.8	$117.2	$ *
Income from continuing operations	*	*	*	*	182.5
Interest income	(0.4)	(1.1)	(0.6)	(0.6)	(0.3)
Interest expense	41.7	36.3	33.9	46.9	6.0
Income tax expense	11.6	62.6	11.4	32.0	68.2
Depreciation and depletion	100.5	94.6	87.1	100.0	97.9
Amortization	—	—	—	3.2	28.7
Accretion	15.3	13.2	12.5	12.5	12.6
EBITDA	220.7	379.3	334.1	311.3	395.6
Tax agreement expense (benefit)(1)	10.5	(29.0)	19.9	19.7	—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)(2)	(25.6)	(22.8)	(2.3)	—	—
Inclusion of cash amounts received (3)	13.0	11.2	—	—	—
Total derivative financial instruments	(12.6)	(11.5)	(2.3)	—	—
Expired significant broker contract	—	—	—	(8.2)	(75.0)
Adjusted EBITDA	$218.6	$338.8	$351.7	$322.7	$320.6

*                                         For 2009, CPE Inc. reported discontinued operations.  Accordingly, net income from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EBITDA for this period.

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

See Note 5 of Notes to Consolidated Financial Statements in Item 8 for a discussion related to the fair value of derivative financial instruments.  There were no derivative financial instruments for the years ended December 31, 2010 or 2009.

A reconciliation of diluted earnings (loss) per common share attributable to controlling interest or diluted earnings (loss) per common share attributable to controlling interest from continuing operations, as applicable, to Adjusted EPS for the periods presented is as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Diluted earnings per common share attributable to controlling interest	$0.85	$2.85	$3.13	$1.06	$ *
Diluted earnings per common share attributable to controlling interest from continuing operations	*	*	*	*	$2.97
Tax agreement expense including tax impacts of IPO and Secondary Offering	0.01	(0.58)	(0.63)	0.78	—
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	(0.27)	(0.24)	(0.02)	—	—
Inclusion of cash amounts received	0.14	0.12	—	—	—
Total derivative financial instruments	(0.13)	(0.12)	(0.02)	—	—
Expired significant broker contract	—	—	—	(0.10)	(0.49)
Adjusted EPS	$0.73	$2.15	$2.47	$1.74	$2.48
Weighted-average shares outstanding (in millions)	61.2	60.9	60.6	31.9	60.0

*                                         For 2009, CPE Inc. reported discontinued operations.  Accordingly, diluted earnings (loss) per share attributable to controlling interest from continuing operations is the comparable U.S. GAAP financial measure for Adjusted EPS for this period.

Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cloud Peak Energy Resources LLC (“CPE Resources”) is the sole direct subsidiary of Cloud Peak Energy Inc. (“CPE Inc.”), providing 100% of CPE Inc.’s total consolidated revenue for the year ended December 31, 2013 and constituting nearly 100% of CPE Inc.’s total consolidated assets as of December 31, 2013.

Unless the context indicates otherwise, the terms “Cloud Peak Energy,” the “Company,” “we,” “us,” and “our” refer to both CPE Inc. and CPE Resources and their subsidiaries.  Discussions or areas of this report that either apply only to CPE Inc. or CPE Resources are clearly noted in such sections.

This Item 7 may contain forward-looking statements that involve substantial risks and uncertainties.  When considering these forward-looking statements you should keep in mind the cautionary statements in this report and our other Securities and Exchange Commission (“SEC”) filings.  Please see the sections entitled “Cautionary Notice Regarding Forward-Looking Statements” and Item 1A “Risk Factors” elsewhere in this document.

This Item 7 is intended to help the reader understand our results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements in Item 8.

Overview

CPE Inc. is one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project and own a 50% non-operating interest in a fourth surface mine, the Decker mine. An October 2013 audit report related to the other 50% owner’s ultimate parent company stated that if planned funding or alternative sources of capital are not obtained, there exists a material uncertainty whether Ambre Energy Limited and its controlled entities would be able to continue as a going concern.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable reserves.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we entered an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement with the Crow Tribe of Indians, which were approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 22 of Notes to Consolidated Financial Statements in Item 8.

Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope mine, Cordero Rojo mine, and Spring Creek mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and West Texas Intermediate (“WTI”) collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.  Sales between reportable segments are priced based on prevailing market prices.

History

CPE Inc. acquired approximately 51% and the managing member interest in CPE Resources in exchange for a promissory note which was repaid with proceeds from the initial public offering of its common stock (“IPO”) on November 19, 2009.  Rio Tinto retained ownership of the remaining 49% until December 15, 2010, when CPE Inc. priced a secondary offering of its common stock on behalf of Rio Tinto.  In connection with the secondary offering, CPE Inc. exchanged shares of common stock for the 49% common membership units of CPE Resources held by Rio Tinto and completed the secondary offering on behalf of Rio Tinto (the “Secondary Offering”), resulting in our acquisition of 100% of Rio Tinto’s holdings in CPE Resources.  As a result of this transaction, CPE Resources became a wholly-owned subsidiary of CPE Inc., and Rio Tinto no longer holds an interest in CPE Resources.

Core Business Operations

Our key business drivers include the following:

•                  the volume of coal sold from our owned and operated mines;

•                  the price for which we sell our coal;

•                  the costs of mining, including labor, repairs and maintenance, fuel, explosives, depreciation of capital equipment, and depletion of coal leases;

•                  capital expenditures to acquire property, plant and equipment;

•                  the volume of deliveries coordinated by our Logistics and Related Activities segment to customer contracted destinations;

•                  the costs for logistics services, rail, and port charges for coal sales made on a delivered basis, including demurrage; and

•                  the results of our coal forward and futures contracts.

The volume of coal that we sell in any given year is driven by global and domestic demand for coal-generated electric power.  Demand for coal-generated electric power may be affected by many factors including weather patterns, natural gas prices, coal-fired generating capacity and utilization, environmental and legal challenges, political and regulatory factors, energy policies, international and domestic economic conditions, and other factors discussed in this Item 7 and in Item 1A “Risk Factors.”

The price at which we sell our coal is a function of the demand relative to the supply for coal.  We typically enter into multi-year contracts with our customers which helps mitigate the risks associated with any short-term imbalance in supply and demand.  We typically seek to enter each year with expected production effectively fully sold.  This strategy helps us run our mines at predictable production rates, which helps us control operating costs.

As is common in the PRB, coal seams at our existing mines naturally deepen, resulting in additional overburden to be removed at additional cost.  In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, and employee wages and salaries.  We use costless collars to help manage certain exposures to diesel fuel prices.

We incur significant capital expenditures to maintain, update and expand our mining equipment, surface land holdings and coal reserves.  In line with the worldwide mining industry trends, the cost of capital equipment is generally increasing.  In addition, as the costs of acquiring federal coal leases and associated surface rights increase, our depletion costs also increase.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable coal reserves. During the second quarter of 2012, we completed our acquisition of the Youngs Creek project for $300 million of available cash on hand.  We believe the location of the coal and surface lands, as well as the quality of the acquired coal, position us well for continued supply in the domestic coal market and for future growth in our Asian exports assuming additional terminal capacity becomes available.  As the Youngs Creek project is an undeveloped greenfield surface mine project, we are not yet able to classify these mineral rights as proven and probable reserves.  There is no revenue or income related to the acquired properties.  Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for thermal coal.

The volume of coal sold on a delivered basis is influenced by international and domestic market conditions.  Our ability to increase our international coal sales volumes is currently limited by available port capacity.

Coal sold on a delivered basis to customer contracted destinations, including sales to Asian customers, involves us arranging and paying for logistics services, which can include rail, rail car hire, and port charges including any demurrage incurred and other costs.  These logistics costs are affected by volume, various scheduling considerations, and negotiated rates for rail and port services.  We are also incurring costs to investigate and pursue development of additional port opportunities.

We entered into coal forward and futures contracts that are scheduled to settle at various dates between 2014 and 2016 to hedge a portion of our export and domestic coal sales prices.

Current Considerations

Owned and Operated Mines Segment

The combination of severe weather, a series of operational issues at one of our long-term customers, and weak rail service resulted in lower shipments than we anticipated in the fourth quarter and full year.  The lack of adequate rail service, which has continued in early 2014, to both our domestic utility customers and our international logistics customers was attributed to competing demands for rail crews from increased crude oil and grain railings.  We understand the railways are taking measures to improve service but that it will take some time to implement.  Despite the challenging external environment, our mines operated well, and we successfully contained controllable costs and reduced capital expenditures.

Throughout 2013, domestic coal market fundamentals improved as compared to 2012.  The total U.S. coal demand increase reflects a switch back to coal-fired electricity generation as a result of higher natural gas prices.  In addition, the reduced production capacity by coal producers has resulted in steadily reducing PRB stockpiles.

We are also seeing some new interest in PRB coal from domestic utilities who have traditionally not burned PRB coal.  They are evaluating blending lower Btu PRB coal with Central Appalachian and Illinois Basin coals to reduce their overall fuel costs.  This will help offset the impact of some plant closures that currently burn PRB coal.

Our current contracted sales position reflects our goal of only contracting the minimum levels we are comfortable with to allow the mines to run efficiently when prices are low.  During the third quarter 2013, we decided not to bid on the Maysdorf II North LBA and to retain the cash on our balance sheet.  The decision not to invest in additional 8400 Btu coal was made in light of market conditions, access issues to the coal and other factors discussed in our August 21, 2013 press release.  For 2015, we are continuing to plan to reduce shipments at our 8400 Btu Cordero Rojo mine by around 10 million tons per year.

Logistics and Related Activities Segment

We continued to incrementally expand our export volumes to our Asian customers.  Export shipments through Westshore were 4.7 million tons to international customers in 2013, as compared to 4.4 million tons in 2012.  We continue to see growing demand for PRB coal from our Asian customers, and we continue to seek to fill all available capacity at Westshore.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  Our Spring Creek coal is increasingly well regarded in the Asian marketplace and, due to its consistent quality, we believe it is now considered by many customers equivalent to the best Indonesian coal brand many of these new plants are designed to burn.

The 2013 earnings were negatively impacted by the lower international market prices for seaborne thermal coal as compared to 2012.  We see positive fundamentals for international market pricing as supply and demand come back into balance.  Nevertheless, the low current international coal market prices continue to allow our export business to provide economic return to our consolidated results.  Our international coal forward financial contracts mitigated some of the impact of lower physical prices, with a realized gain of $13.2 million for the year ended December 31, 2013.

Environmental and Other Regulatory Matters

Federal, state and local authorities regulate the U.S. coal mining industry with respect to various matters, including air quality standards, water pollution, plant and wildlife protection, the discharge of materials into the environment and the effects of mining on surface and groundwater quality and availability.  These laws and regulations have had, and will continue to have, a significant effect on our production costs and our competitive position.  Future laws, regulations or orders, including those relating to global climate change, may cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity.  See Item 1 “Business—Environmental and Other Regulatory Matters.”

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Summary

The following table summarizes key results (in millions):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Total tons sold	89.1	93.0	(3.9)	(4.2)
Total revenue	$1,396.1	$1,516.8	$(120.7)	(8.0)
Net income	$52.0	$173.7	$(121.7)	(70.1)
Adjusted EBITDA (1)	$218.6	$338.8	$(120.2)	(35.5)
Adjusted EPS (1)	$0.73	$2.15	$(1.42)	(66.0)

(1)           Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Year Ended
	December 31,
	2013		2012
Net income		$52.0		$173.7
Interest income		(0.4)		(1.1)
Interest expense		41.7		36.3
Income tax expense		11.6		62.6
Depreciation and depletion		100.5		94.6
Accretion		15.3		13.2
EBITDA		220.7		379.3
Tax agreement expense (benefit) (1)		10.5		(29.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains(2)	$(25.6)		$(22.8)
Inclusion of cash amounts received (3)	13.0		11.2
Total derivative financial instruments		(12.6)		(11.5)
Adjusted EBITDA		$218.6		$338.8

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Year Ended
	December 31,
	2013		2012
Diluted earnings per common share		$0.85		$2.85
Tax agreement expense including tax impacts of IPO and Secondary Offering		0.01		(0.58)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$(0.27)		$(0.24)
Inclusion of cash amounts received	0.14		0.12
Total derivative financial instruments		(0.13)		(0.12)
Expired significant broker contract		—		—
Adjusted EPS		$0.73		$2.15
Weighted-average dilutive shares outstanding (in millions)		61.2		60.9

Adjusted EBITDA by Segment

	Year Ended
	December 31,
	2013		2012
Owned and Operated Mines
Adjusted EBITDA		$202.0		$283.3
Depreciation and depletion		(98.9)		(89.2)
Accretion		(11.0)		(9.5)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains (losses)	$(0.3)		$0.1
Inclusion of cash amounts paid	0.3		—
Total derivative financial instruments		—		0.1
Other		(2.6)		0.9
Operating income		89.5		185.6

Logistics and Related Activities
Adjusted EBITDA		$11.4		$57.1
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$26.0		$22.6
Inclusion of cash amounts paid	(13.2)		(11.2)
Total derivative financial instruments		12.8		11.4
Other		(0.1)		—
Operating income		24.1		68.4

Corporate and Other
Adjusted EBITDA		$6.0		$—
Depreciation and depletion		(1.6)		(5.3)
Accretion		(4.3)		(3.7)
Earnings from unconsolidated affiliates, net of tax		(0.5)		(1.6)
Operating loss		(0.4)		(10.5)

Eliminations
Adjusted EBITDA		$(0.8)		$(1.6)
Operating loss		(0.8)		(1.6)
Consolidated operating income		112.4		241.9
Interest income		0.4		1.1
Interest expense		(41.7)		(36.3)
Tax agreement (expense) benefit		(10.5)		29.0
Other, net		2.4		(0.8)
Income tax expense		(11.6)		(62.6)
Earnings from unconsolidated affiliates, net of tax		0.6		1.6
Net income		$52.0		$173.7

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.08	$13.19	$(0.11)	(0.8)
Tons sold	86.0	90.6	(4.6)	(5.1)

Coal revenue	$1,125.5	$1,195.7	$(70.2)	(5.9)
Other revenue	$12.0	$10.0	$2.0	20.0
Logistics and Related Activities
Total tons delivered	5.5	5.8	(0.3)	(5.2)
Asian export tons	4.7	4.4	0.3	6.8

Revenue	$265.9	$338.8	$(72.9)	(21.5)
Corporate and Other
Revenue	$49.4	$38.0	$11.4	30.0
Eliminations of intersegment sales
Revenue	$(56.7)	$(65.7)	$9.0	13.7
Total Consolidated
Revenue	$1,396.1	$1,516.8	$(120.7)	(8.0)

Revenue from our Owned and Operated Mines segment decreased in 2013 compared to 2012 due to a lower realized price per ton sold and fewer tons shipped.  Spot prices were lower for indexed tons sold during 2013 as a result of the current coal market conditions.  The combination of severe weather, a series of operational issues at one of our long term customers, and weak rail service resulted in lower than expected shipments during 2013 compared to 2012.  The lack of adequate rail service to both our domestic utility customers and our international logistics customers was attributed to competing demands for rail crews from increased crude oil and grain railings.

Revenue from our Logistics and Related Activities segment decreased primarily as a result of lower prices on our Asian deliveries through the port.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which was significantly lower in 2013 compared to 2012.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.  In addition, the volume of domestic deliveries coordinated decreased in 2013 compared to 2012, partially offset by higher Asian deliveries through the port.

Revenue from our Corporate and Other segment increased primarily due to additional broker tons sold.  Revenue at the Decker mine was not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$10.23	$9.57	$0.66	6.9

Cost of product sold (produced coal)	$880.1	$867.4	$12.7	1.5
Other cost of product sold	$10.9	$10.2	$0.7	6.9
Logistics and Related Activities
Cost of product sold	$261.2	$280.2	$(19.0)	(6.8)
Corporate and Other
Cost of product sold	$40.0	$38.7	$1.3	3.4
Eliminations of Intersegment Sales
Cost of product sold	$(55.9)	$(64.1)	$8.2	12.8
Total Consolidated
Cost of product sold	$1,136.3	$1,132.4	$3.9	0.3

The cost of product sold and average cost per ton sold for our Owned and Operated Mines segment increased primarily as a result of cost inflation on our explosives purchases and additional labor and equipment costs associated with longer hauls and increased strip ratios.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to a reduction in the volume of domestic deliveries coordinated, partially offset by higher Asian tons delivered through the port and unusually high demurrage costs in 2013 as rail interruptions slowed deliveries to Westshore causing delays loading vessels.

Cost of product sold for our Corporate and Other segment increased primarily due to the additional broker tons sold partially offset by lower costs at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Owned and Operated Mines
Operating income	$89.5	$185.6	$(96.1)	(51.8)
Logistics and Related Activities
Operating income	$24.1	$68.4	$(44.3)	(64.8)
Corporate and Other
Operating loss	$(0.4)	$(10.5)	$10.1	96.2
Eliminations of Intersegment Sales
Operating income	$(0.8)	$(1.6)	$0.8	50.0
Total Consolidated
Operating income	$112.4	$241.9	$(129.5)	(53.5)

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to higher depreciation and depletion, a higher allocation of selling, general and administrative costs to this segment based on its relative percentage of financial metrics used, and additional project development costs in 2013 as compared to 2012.

The decrease in operating income for our Logistics and Related Activities segment was due to the revenue and cost of product sold factors previously discussed and was partially offset by a $3.4 million higher mark-to-market gain in 2013 as compared to 2012 from our international coal forward contracts as a result of declining international benchmark coal prices.  In addition, there was a reduction in the allocation of selling, general and administrative costs to this segment based on its relative percentage of financial metrics used, and lower project development costs in 2013 as compared to 2012.

Operating loss for our Corporate and Other segment decreased primarily due to the revenue and cost of product sold factors previously discussed and lower depreciation and accretion expense partially offset by higher project development costs in 2013 as compared to 2012.

Other Expense

The following table presents other expense (in millions):

	Year Ended
	December 31,		Change
	2013	2012	Amount	Percent
Other expense (CPE Inc.)	$49.3	$7.1	$42.2	594.4
Other expense (CPE Resources)	$38.6	$35.8	$2.8	7.8

Other expense for CPE Inc. included a $10.5 million charge in 2013 as compared to a $29.0 million benefit in 2012 as a result of the annual tax agreement liability adjustment.  In addition, interest expense increased due to a reduction in the amount of interest capitalized in the current period.

Other expense for CPE Resources increased for 2013 as compared to 2012 due to higher interest expense incurred due to a reduction in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Year Ended
	December 31,
	2013	2012	Change
Income tax expense (CPE Inc.)	$11.6	$62.6	$(51.0)
Effective tax rate (CPE Inc.)	18.4%	26.7%	(8.3)%

Income tax expense (CPE Resources)	$15.5	$52.0	$(36.5)
Effective tax rate (CPE Resources)	21.0%	25.2%	(4.2)%

Our statutory income tax rate, including state income taxes, was approximately 36%.  The difference from that rate for the years ended December 31, 2013 and 2012 was primarily related to adjustments to the deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income and the impact of the percentage depletion deduction.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Summary

The following table summarizes key results (in millions):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Total tons sold	93.0	98.7	(5.7)	(5.8)
Total revenue	$1,516.8	$1,553.7	$(36.9)	(2.4)
Net income	173.7	189.8	(16.1)	(8.5)
Adjusted EBITDA(1)	338.8	351.7	(12.9)	(3.7)
Adjusted EPS(1)	$2.15	$2.47	$(0.32)	(13.0)

(1)                                 Non-GAAP measure; please see definition in Item 6 and reconciliation below.

Adjusted EBITDA and Adjusted EPS (CPE Inc. only)

The following tables present a reconciliation of net income to Adjusted EBITDA, diluted earnings per common share to Adjusted EPS, and segment Adjusted EBITDA to net income (in millions, except per share amounts):

Adjusted EBITDA

	Year Ended
	December 31,
	2012		2011
Net income		$173.7		$189.8
Interest income		(1.1)		(0.6)
Interest expense		36.3		33.9
Income tax expense		62.6		11.4
Depreciation and depletion		94.6		87.1
Accretion		13.2		12.5
EBITDA		379.3		334.1
Tax agreement expense (benefit) (1)		(29.0)		19.9
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains) (2)	$(22.8)		$(2.3)
Inclusion of cash amounts received (3)	11.2		—
Total derivative financial instruments		(11.5)		(2.3)
Adjusted EBITDA		$338.8		$351.7

(1)                                 Changes to related deferred taxes are included in income tax expense.

(2)                                 Derivative fair value mark-to-market (gains) losses reflected on the statement of operations.

(3)                                 Derivative cash gains and losses reflected within operating cash flows.

Adjusted EPS

	Year Ended
	December 31,
	2012		2011
Diluted earnings per common share		$2.85		$3.13
Tax agreement expense including tax impacts of IPO and Secondary Offering		(0.58)		(0.63)
Derivative financial instruments:
Exclusion of fair value mark-to-market losses (gains)	$(0.24)		$(0.02)
Inclusion of cash amounts received	0.12		—
Total derivative financial instruments		(0.12)		(0.02)
Expired significant broker contract		—		—
Adjusted EPS		$2.15		$2.47
Weighted-average dilutive shares outstanding (in millions)		60.9		60.6

Adjusted EBITDA by Segment

	Year Ended
	December 31,
	2012		2011
Owned and Operated Mines
Adjusted EBITDA		$283.3		$318.8
Depreciation and depletion		(89.2)		(80.4)
Accretion		(9.5)		(8.0)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	$0.1		$—
Inclusion of cash amounts paid	—		—
Total derivative financial instruments		0.1		—
Expired significant broker contract		—		—
Other		0.9		0.3
Operating income		185.6		230.6

Logistics and Related Activities
Adjusted EBITDA		57.1		24.7
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	22.6		2.3
Inclusion of cash amounts paid	(11.2)		—
Total derivative financial instruments		11.4		2.3
Operating income (loss)		68.4		27.0

Corporate and Other
Adjusted EBITDA		—		8.1
Depreciation and depletion		(5.3)		(6.7)
Accretion		(3.7)		(4.5)
Earnings from unconsolidated affiliates, net of tax		(1.6)		(1.8)
Operating loss		(10.5)		(5.0)

Eliminations
Adjusted EBITDA		$(1.6)		$0.1
Operating loss		(1.6)		0.1
Consolidated operating income		241.9		252.7
Interest income		1.1		0.6
Interest expense		(36.3)		(33.9)
Tax agreement expense		29.0		(19.9)
Other, net		(0.8)		(0.2)
Income tax expense		(62.6)		(11.4)
Earnings from unconsolidated affiliates, net of tax		1.6		1.8
Net income		$173.7		$189.8

Results of Operations

Revenue

The following table presents revenue (in millions except per ton amounts):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Realized price per ton sold	$13.19	$12.92	$0.27	2.1
Tons sold	90.6	95.6	(5.0)	(5.2)

Coal revenue	$1,195.7	$1,236.1	$(40.4)	(3.3)
Other revenue	$10.0	$5.5	$4.5	81.8
Logistics and Related Activities
Total tons delivered	5.8	5.7	0.1	1.8
Asian export tons	4.4	4.7	(0.3)	(6.4)

Revenue	$338.8	$327.4	$11.4	3.5
Corporate and Other
Revenue	$38.0	$50.9	$(12.9)	(25.3)
Eliminations of Intersegment Sales
Revenue	$(65.7)	$(66.2)	$0.5	0.8
Total Consolidated
Revenue	$1,516.8	$1,553.7	$(36.9)	(2.4)

The decrease in revenue from our Owned and Operated Mines segment was the result of 5.0 million fewer tons of coal sold in 2012 compared to 2011, reflecting the lower demand for PRB coal due to domestic utility customers working through higher stockpiles that resulted from the warmer-than-average winter of 2011/2012, as well as competitive pressures of low natural gas prices.  This decrease was partially offset by an increase to our realized price per ton sold in 2012 compared to 2011, reflecting prices committed and fixed in earlier years.  Other revenue consists primarily of dust suppressant additives billed to our customers.

Revenue from our Logistics and Related Activities segment increased primarily as a result of a higher volume of deliveries coordinated domestically partially offset by lower Asian deliveries through the ports.  Higher prices earned on both our domestic deliveries and our Asian deliveries also contributed to the increase.  Our Asian delivered sales are priced broadly in line with a number of relevant international coal indices adjusted for energy content and other quality and delivery criteria.  These indices include the Newcastle benchmark price, which is an established index for high Btu Australian thermal coal available to be loaded on a vessel at a coal terminal near Newcastle, north of Sydney.  Based on the comparative quality and transport costs, our delivered sales are generally priced at approximately 60% to 70% of the forward Newcastle price.

Revenue from our Corporate and Other segment was down due to fewer broker coal sales in 2012 compared to 2011.  Revenue from the Decker operation was not significantly different between the respective periods.

Cost of Product Sold

The following table presents cost of product sold (in millions except per ton amounts):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Average cost per ton sold	$9.57	$9.12	$0.45	4.9

Cost of product sold (produced coal)	$867.4	$872.6	$(5.2)	(0.6)
Other cost of product sold	$10.2	$6.9	$3.3	47.8
Logistics and Related Activities
Cost of product sold	$280.2	$294.2	$(14.0)	(4.8)
Corporate and Other
Cost of product sold	$38.7	$43.8	$(5.1)	(11.6)
Eliminations of Intersegment Sales
Cost of product sold	$(64.1)	$(66.4)	$2.3	3.5
Total Consolidated
Cost of product sold	$1,132.4	$1,151.1	$(18.7)	(1.6)

The cost of product sold for our Owned and Operated Mines segment decreased marginally primarily as a result of lower non-income based taxes and explosive costs partially offset by higher labor and tire costs.  The increase in the average cost per ton of coal sold is primarily the result of the impact of fixed costs on fewer tons sold.  Other cost of product sold primarily consists of the cost of the dust suppressant additives included in other revenue.

Cost of product sold for our Logistics and Related Activities segment decreased primarily due to fewer Asian deliveries through the ports, primarily through the Ridley terminal, which required greater rail freight and port charges in 2011.  This amount was partially offset by an increase in the volume of deliveries coordinated domestically and an increase in the related freight rate.

Cost of product sold for our Corporate and Other segment decreased primarily due to fewer broker ton purchases offset by increased costs at the Decker mine.

Operating Income

The following table presents operating income (in millions):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Owned and Operated Mines
Operating income	$185.6	$230.6	$(45.0)	(19.5)
Logistics and Related Activities
Operating income	$68.4	$27.0	$41.4	153.3
Corporate and Other
Operating income	$(10.5)	$(5.0)	$(5.5)	(110.0)
Eliminations of Intersegment Sales
Operating income	$(1.6)	$0.1	$(1.7)	*
Total Consolidated
Operating income	$241.9	$252.7	$(10.8)	(4.3)

*                                         Not meaningful.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Owned and Operated Mines segment decreased due to a $15.7 million nonrecurring reduction of depreciation and depletion expense during 2011 that was recognized when the asset retirement obligation for our Antelope mine was adjusted as a result of the successful West Antelope II coal tract bids.

In addition to the revenue and cost of product sold factors previously discussed, operating income for our Logistics and Related Activities segment increased due to the increase in the favorable mark-to-market impact from our international coal forward contracts of $22.8 million in 2012 as compared to a $2.3 million favorable impact in 2011 as a result of declining international coal market prices.

Operating loss for our Corporate and Other segment increased primarily due to the reduction in broker activity previously discussed.

Other Expense

The following table presents other expense (in millions):

	Year Ended
	December 31,		Change
	2012	2011	Amount	Percent
Other expense (CPE Inc.)	$7.1	$53.3	$46.2	86.7
Other expense (CPE Resources)	$35.8	$33.3	$(2.5)	(7.5)

The decrease in other expense for CPE Inc. is primarily the result of the 2011 tax agreement expense of $19.9 million as compared to a benefit of $29.0 million recognized during 2012.  See Note 10 of Notes to Consolidated Financial Statements in Item 8.  This decrease was offset by a $2.4 million increase in interest expense due to a decrease in the amount of interest capitalized in the current period.

The increase in other expense for CPE Resources is due to a $2.4 million increase in interest expense caused by a decrease in the amount of interest capitalized in the current period.

Income Tax Provision

The following table presents income tax provision (in millions):

	Year Ended
	December 31,
	2012	2011	Change
Income tax expense (CPE Inc.)	$62.6	$11.4	$51.2
Effective tax rate (CPE Inc.)	26.7%	5.7%	21.0%

Income tax expense (benefit) (CPE Resources)	$52.0	$20.0	$32.0
Effective tax rate (CPE Resources)	25.2%	9.1%	16.1%

Our statutory income tax rate, including state income taxes, was approximately 36%.  The difference from that rate for the years ended December 31, 2012 and 2011 was primarily related to adjustments to the deferred tax valuation allowance resulting from the third quarter annual calculation of our estimate of future taxable income.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash and cash equivalents	$231.6	$197.7	$404.2
Investments in marketable securities	80.7	80.3	75.2
Total	$312.3	$278.0	$479.5

In addition to our cash and cash equivalents, our primary sources of liquidity are cash from our operations, investments in marketable securities, and borrowing capacity under CPE Resources’s revolving credit facility and Accounts Receivable Securitization Facility (“A/R Securitization Program”).  In addition, we organized a capital leasing program that could grow over time up to $150 million for some of our capital equipment purchases.  These programs provide flexibility and liquidity to our capital structure.  For further details on the A/R Securitization Program and credit facility, see below.  For further details on the capital leasing program, see Note 13 of Notes to Consolidated Financial Statements in Item 8.  Cash from operations depends on a number of factors beyond our control, such as the market price for our coal, the quantity of coal required by our customers, coal-fired electricity demand, regulatory changes and energy policies impacting our business, our costs of operating including the market price we pay for diesel fuel and other input costs, as well as costs of logistics including rail and port charges, and other risks and uncertainties, including those discussed in Item 1A “Risk Factors.”

Investments in marketable securities include highly-liquid securities which are investment grade.  Our investment policy has the objective of minimizing the potential risk of principal loss and is intended to limit our credit exposure to any single issuer.  Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market at short notice allowing for improved liquidity.

CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At December 31, 2013, the A/R Securitization Program would have allowed for $40.2 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at December 31, 2013.

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which establishes a commitment to provide us with a senior secured revolving credit facility with a capacity of up to $500 million which can be used to borrow funds or issue letters of credit.  The Amended Credit Agreement is scheduled to mature on June 3, 2016.  We are able to request incremental term loans or increase the revolving commitments in an aggregate amount of up to $200 million subject to compliance with certain conditions.  The Amended Credit Agreement imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions and/or extend loans to CPE Inc.

The borrowing capacity under the Amended Credit Agreement is reduced by the amount of letters of credit issued.  Our ability to borrow under our revolving credit facility is subject to the terms and conditions of the facility, including our compliance with financial and non-financial covenants.  The financial covenants in the Amended Credit Agreement are based on EBITDA (which is defined in the Amended Credit Agreement and is not the same as EBITDA or Adjusted EBITDA otherwise presented), requiring us to maintain defined minimum levels of interest coverage and providing for a defined maximum leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of trailing twelve months EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1 (“Interest Ratio”), and (b) a ratio of funded debt to trailing twelve months EBITDA equal to or less than 3.50 to 1 (“Leverage Ratio”).  Our federal coal lease obligations are not considered debt under our covenant calculations.  At December 31, 2013, no borrowings were outstanding under the credit facility, and we were in compliance with the covenants contained in our Amended Credit Agreement.

Based on the Leverage Ratio, our aggregate borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $169 million at December 31, 2013.

In January 2014, we announced a planned refinancing of our senior secured revolving credit facility.  Subject to closing, we expect the refinancing will extend the maturity and relax certain financial covenants that will increase our available liquidity.  The refinancing is subject to our ability to enter into definitive documents with the syndicate of banks and other closing conditions.  We expect to complete the refinancing in the first quarter of 2014.

The indenture governing the senior notes also imposes limitations on the ability of CPE Resources and its subsidiaries to make distributions, and to extend loans and advances, to CPE Inc.  Such limitations, taken as a whole, are less restrictive than those contained in our revolving credit facility.  CPE Resources is required to make semi-annual interest payments on its senior notes, which commenced on June 15, 2010.

The limitations in our revolving credit facility and the indenture have not had, nor are they expected to have, a negative impact upon the ability of CPE Resources to make distributions to CPE Inc.

We believe our sources of liquidity will be sufficient to fund our primary ordinary course uses of cash for the next 12 months, which include our costs of coal production and logistics services, coal lease installment payments for LBAs and other coal tracts, capital expenditures, interest on our debt, and payments on the tax agreement liability.

During 2013, we made payments totaling $79.0 million on committed LBAs.  We will continue to explore opportunities to increase our reserve base by acquiring additional coal and surface rights.  If we are successful in future bids for coal rights and other growth strategies, our cash flows could be significantly impacted as we would be required to make associated payments.

Capital expenditures (excluding capitalized interest) were $57.0 million, of which $10.2 million was financed under capital leases.  Our anticipated capital expenditures (excluding capitalized interest and federal lease payments), which we expect will be between $40 million and $60 million in 2014, include our estimates of expenditures necessary to keep our equipment fleets updated to maintain our mining productivity and competitive position and the addition of new equipment as necessary.

Based on final 2012 tax returns as filed during 2013, CPE Inc. made a payment to Rio Tinto under the Tax Receivable Agreement of $23.5 million.  Based on our current estimates, we expect to make payments of approximately $14 million each year in 2014 and 2015, and additional payments in subsequent years.  CPE Inc. is obligated to make these payments in accordance with the Tax Receivable Agreement and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

If we do not have sufficient resources from ongoing operations to satisfy our obligations or the timing of payments on our obligations does not coincide with cash inflows from operations, we may need to use our cash on hand and marketable securities or borrow under our line of credit.  If the obligation is in excess of these amounts, we may need to seek additional borrowing sources or take other actions.  Depending upon existing circumstances at the time, we may not be able to obtain additional funding on acceptable terms or at all.  In addition, our existing debt instruments contain restrictive covenants, which may prohibit us from borrowing under our revolving credit facility or pursuing certain alternatives to obtain additional funding.

We regularly monitor the capital and bank credit markets for opportunities that we believe will improve our balance sheet, and may engage, from time to time, in financing or refinancing transactions as market conditions permit. Future activities may include, but are not limited to, public or private debt or equity offerings, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions or public or private exchange offers or tender offers.  Any financing or refinancing transaction may occur on a stand-alone basis or in connection with, or immediately following, other transactions.

Overview of Cash Transactions

We started 2013 with cash, cash equivalents and investments in marketable securities of $278.0 million and concluded the year ended December 31, 2013 with $312.3 million.

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance - cash and cash equivalents	$197.7	$404.2	$340.1
Net cash provided by operating activities	180.7	247.4	296.8
Net cash used in investing activities(1)	(82.0)	(347.9)	(175.7)
Net cash used in financing activities	(64.8)	(106.0)	(57.0)
Ending balance - cash and cash equivalents	$231.6	$197.7	$404.2

Beginning balance - marketable securities	$80.3	$75.2	$—
Ending balance - marketable securities(1)	$80.7	$80.3	$75.2

(1)                                 Included in net cash used in investing activities is the purchase of marketable securities which are highly-liquid securities that are generally investment grade or better and are held as trading securities.  Individual securities have various maturity dates; however, it is our expectation that we could sell any individual security in the secondary market allowing for improved liquidity.

Cash flows of CPE Inc. and CPE Resources are not significantly different.

The decrease in cash provided by operating activities from 2012 to 2013 was due to a decrease in net income as adjusted for noncash items offset by an increase in working capital changes, primarily due to an increase in accounts payable and accrued expenses and decreases in inventories and payments on asset retirement obligations.  These were partially offset by an increase in accounts receivable.

The decrease in cash provided by operating activities from 2011 to 2012 was due to a decrease in net income as adjusted for noncash items and a decrease in working capital changes, primarily due to a decrease in accounts payable and accrued expenses and payments on the tax agreement liability partially offset by cash received from the settlement of derivative financial instruments.  The decrease in accounts payable and accrued expenses was driven largely by the timing of payments made and the payment of LBA interest.

The decrease in cash used in investing activities from 2012 to 2013 was primarily due to the acquisition of the Youngs Creek project in 2012 and a decrease in cash paid for property, plant and equipment and capitalized interest.  These were partially offset by a return of restricted cash in 2012 that did not occur in 2013.

The increase in cash used in investing activities from 2011 to 2012 was primarily due to the acquisition of the Youngs Creek project, an increase in the cash paid for capitalized interest, and reduced restricted cash releases partially offset by a reduction in the cash paid for property, plant and equipment.  In addition, in 2011, we made initial payments on federal coal leases of $69.4 million and investments in marketable securities of $75.2 million as compared to net investments of only $5.1 million in 2012.

The decrease in cash used in financing activities from 2012 to 2013 was primarily due to a decrease in principal payments on federal coal leases.  Principal payments were $63.2 million in 2013 as compared to $102.2 million in 2012.

The increase in cash used in financing activities from 2011 to 2012 was primarily due to principal payments on federal coal leases of $102.2 million in 2012 as compared to $54.6 million in 2011.

Senior Notes

We refer to the $300 million senior notes due December 15, 2017 (the “2017 Notes”) and the $300 million senior notes due December 15, 2019 (the “2019 Notes”) collectively as the “senior notes.”  The 2017 Notes and 2019 Notes bear interest at fixed annual rates of 8.25% and 8.50%, respectively.  There is no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15.  Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter.  Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

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

Senior Secured Revolving Credit Facility

Amended Credit Agreement

On June 3, 2011, CPE Resources entered into the Amended Credit Agreement.  The Amended Credit Agreement establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we are able to elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility is scheduled to mature on June 3, 2016.  As of December 31, 2013, no letters of credit and no cash borrowings were outstanding under the credit facility.

Loans under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources’s leverage ratio.  We are required to pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources’s leverage ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December 31, 2013) depending on CPE Resources’s leverage ratio.  Letters of credit that are drawn upon are convertible to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

The Amended Credit Agreement contains financial covenants based on EBITDA (which is defined in the Amended Credit Agreement, and is not the same as EBITDA or Adjusted EBITDA otherwise presented) requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of EBITDA to consolidated net cash interest expense equal to or greater than (i) 2.50 to 1 through June 30, 2013 and (ii) 2.75 to 1 from July 1, 2013 to maturity, and (b) a ratio of funded debt to EBITDA equal to or less than (i) 3.75 to 1 through June 30, 2013 and (ii) 3.50 to 1 from July 1, 2013 to maturity.  Our federal coal lease obligations are not considered debt under our covenant calculations.

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities.  These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants.  The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility would be prohibited in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement.  At December 31, 2013, we were in compliance with the covenants contained in our Amended Credit Agreement.

Under the Amended Credit Agreement, the subsidiaries of CPE Inc. are permitted to make distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable CPE Inc. to pay amounts on the tax agreement liability.  In addition, as long as no default under the Amended Credit Agreement exists, the subsidiaries of CPE Inc. can also make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.’s stock and additional distributions in accordance with certain distribution limits in the Amended Credit Agreement.  Finally, the subsidiaries of CPE Inc. can make loans to CPE Inc. subject to certain limitations in the Amended Credit Agreement.

Federal Coal Lease Obligations

Our federal coal lease obligations consist of amounts payable to the BLM under leases, each of which requires five equal annual payments.  The remaining aggregate annual payments under our existing federal coal leases were as follows as of December 31, 2013 (in millions):

	2014	2015
WAII North (Antelope mine)	59.5	59.5
WAII South (Antelope mine)	9.9	9.9
Total	$69.4	$69.4

We recognize imputed interest on federal coal leases based on an estimate of the credit-adjusted, risk-free rates reflecting our estimated credit rating at the inception of the lease.  The carrying value reported on our balance sheet of our federal coal lease obligations was $122.9 million as of December 31, 2013.  Additional amounts may be incurred should we bid and win additional coal leases in the future.

Off-Balance Sheet Arrangements

In the normal course of business, we are party to a number of arrangements that secure our performance under certain legal obligations.  These arrangements include letters of credit and surety bonds.  We use these arrangements primarily to comply with federal and state laws that require us to secure the performance of certain long-term obligations, such as mine closure or reclamation costs, coal lease obligations, state workers’ compensation, and federal black lung liabilities.  These arrangements are typically renewable annually.  Liabilities related to these arrangements are not reflected in our consolidated balance sheets.

As of December 31, 2013, we used surety bonds to secure outstanding obligations as follows (in millions):

Reclamation obligations(1)	$642.4
Lease obligations(2)	34.7
Other obligations(3)	0.5
Total off-balance sheet obligations	$677.5

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

(3)                                 Other obligations include amounts required for exploration permits, water well construction and monitoring, exporting, and other miscellaneous items as mandated by applicable governing agencies.

Our outstanding surety bonds in respect of our reclamation, lease and other obligations were $677.5 million at December 31, 2013 (including our obligations with respect to the Decker mine of $66.8 million) and are required by law.  State statutes regulate and determine the calculation of the amounts of the bonds that we are required to hold.  We do not believe that these state-mandated estimates are a true reflection of what our actual reclamation costs will be.  Reclamation bond amounts represent an estimate of the near-term reclamation liability that assumes reclamation activities will be performed by a third party during the next one to five years.  Because this evaluation is near-term, it is recalculated on a frequent basis, often annually.  The basis for calculating bond requirements is substantially different than the requirements that apply to the determination of our ARO liability on our consolidated balance sheet, which is determined in accordance with U.S. GAAP.  The state calculates our specific bond requirements considering assumed costs that the state would incur if they were required to complete the reclamation on our behalf.  Additionally, where a multi-year bond, such as a three to five-year bond, is put into place, the state regulatory authority requires that the reclamation liability be calculated for the highest cost scenario over that period.

The carrying amount of our reclamation obligations, as determined in accordance with U.S. GAAP, which are reported in our consolidated financial statements as ARO liabilities, was $247.3 million at December 31, 2013 (including $70.9 million with respect to the Decker mine), $1.2 million of which is classified as a current liability.  We estimate our ARO liabilities based on disturbed acreage to date and the estimated cost of a third party to perform the work.  The estimated ARO liabilities are also based on engineering studies and our engineering expertise related to the reclamation requirements.  We also assume that reclamation will be completed after the end of the mine life based on our current reclamation area profiles, which may be a different land disturbance assumption than the state requires, as we generally perform reclamation concurrently with our mining activities.  Finally, the carrying amount of our ARO liabilities reflects discounting of estimated reclamation costs using credit-adjusted, risk-free rates.  For a discussion of the risks relating to our reclamation obligations, see Item 1A “Risk Factors—Risks Related to Our Business and Industry—If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, our costs could be significantly greater than anticipated.”

Because we are required by state and federal law to have these bonds or letters of credit in place before mining can commence, or continue, our failure to maintain surety bonds, letters of credit, or other guarantees or security arrangements would materially adversely affect our ability to mine or lease coal.  That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of any credit facility then in place.  See Note 16 of Notes to Consolidated Financial Statements in Item 8.

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations (in millions):

					2019 and
	Total	2014	2015–2016	2017–2018	Thereafter
Senior notes(1)	$600.0	$—	$—	$300.0	$300.0
Coal lease obligations(2)	123.0	59.0	64.0	—	—
Interest related to long-term obligations(3)	267.9	60.7	105.9	75.8	25.5
Operating and capital lease obligations	16.3	3.5	5.7	4.2	2.9
Transportation and supplies(4)	244.0	73.1	51.2	38.5	81.2
Capital expenditure obligations(5)	29.6	5.9	—	23.7	—
Total	$1,280.8	$202.2	$226.8	$442.2	$409.6

(1)                                 CPE Resources issued $600 million aggregate principal amount of senior notes in two tranches due 2017 and 2019.  CPE Resources was a party to a $500 million Amended Credit Agreement, none of which had been drawn as of December 31, 2013.  See Note 11 of Notes to Consolidated Financial Statements in Item 8.

(2)                                 Coal lease obligations include our discounted payment obligations under federal coal leases, private coal leases and land purchase notes.  See Note 12 of Notes to Consolidated Financial Statements in Item 8.

(3)                                 As of December 31, 2013, we had outstanding commitments for interest related to our senior notes, private coal lease and land purchase notes, and imputed interest for our federal coal lease obligations.  See Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8.

(4)                                 As of December 31, 2013, we had outstanding commitments for transportation of $226.0 million and commitments for the purchase of supplies to be used in our mining operations of $18.1 million.  See Note 16 of Notes to Consolidated Financial Statements in Item 8.

(5)                                 As of December 31, 2013, we had outstanding commitments for coal purchases and capital expenditures which are not included on our consolidated balance sheet.  Included in this amount is a contractual obligation to purchase land adjacent to our Antelope mine, whereby the seller may require us to pay a purchase price of up to $23.7 million prior to April 2018.  See Note 16 of Notes to Consolidated Financial Statements in Item 8.

This table does not include our estimated AROs.  As discussed in “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below, the current and noncurrent carrying amount of our AROs involves a number of estimates, including the amount and timing of the payments to satisfy these obligations.  The timing of payments is based on numerous factors, including projected mine closing dates.  Based on our assumptions, the carrying amount of our AROs (excluding concurrent reclamation and amounts due in the current period) as determined in accordance with U.S. GAAP was $246.1 million as of December 31, 2013.  See Note 14 of Notes to Consolidated Financial Statements in Item 8.

This table does not include payments that we expect to make on the tax agreement liability.  We have recognized a $103.6 million liability for our estimated payments we expect to pay RTEA, of which $13.5 million and $90.1 million is classified as current and noncurrent, respectively, as of December 31, 2013.  The estimated liability is based on forecasts of future taxable income over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The assumptions used in our forecasts are subject to substantial uncertainty about our future business operations and the actual payments that we are required to make on the tax agreement liability could differ materially from our estimates.

During the year ended December 31, 2013, CPE Inc. made payments to Rio Tinto under the Tax Receivable Agreement of $23.5 million.  Based on our current estimates, we expect to make payments of approximately $14 million each year in 2014 and 2015 and additional payments in subsequent years.  See Item 1A “Risk Factors—Other Risks Related to Our Corporate Structure and Common Stock—We are required to pay RTEA for most of the tax benefits we may claim as a result of the tax basis step-up we received in connection with the IPO, related IPO structuring transactions and Secondary Offering.  In certain cases, payments to RTEA may be accelerated or exceed our actual cash tax savings.  These provisions may deter a change in control of our company.”

CPE Inc. is obligated to make these payments in accordance with the Tax Receivable Agreement and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under the Tax Receivable Agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under the Tax Receivable Agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the U.S. requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, and revenue and expenses, as well as the disclosure of contingent assets and liabilities.  We base our judgments, estimates, and assumptions on historical information and other known factors that we deem relevant.  Estimates are inherently subjective, as significant management judgment is required regarding the assumptions utilized to calculate accounting estimates in our consolidated financial statements, including the notes thereto.  Actual results could differ materially from the amounts reported based on variability in factors affecting these consolidated financial statements.  Our significant accounting policies are described in Note 3 of Notes to Consolidated Financial Statements in Item 8.  This section describes those accounting policies and estimates that we believe are critical to understanding our consolidated financial statements.

Revenue Recognition

We recognize revenue from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title has transferred to the customer and collection of the sales price is reasonably assured.  Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped.  In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis.  In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer.  Historically, such adjustments have not been material.

Asset Retirement Obligations

Our AROs arise from the Surface Mining Control and Reclamation Act (“SMCRA”) and similar state statutes.  These regulations require that we, upon closure of a mine, restore the mine property in accordance with an approved reclamation plan issued in conjunction with our mining permit.  Our AROs are recorded initially using estimates of future third-party costs.

To determine our AROs, we calculate on a mine-by-mine basis the present value of estimated future reclamation cash flows based upon each mine’s permit requirements, estimates of the current disturbed acreage subject to reclamation, which is based upon approved mining plans, estimates of future reclamation costs, and assumptions regarding the mine’s productivity, which are based on engineering estimates that include estimates of volumes of earth and topsoil to be moved, the purchase and use of particular pieces of large mining equipment to move the earth, and the operating costs for those pieces of equipment.  These cash flow estimates are discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs.  Upon initial recognition of the liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset.

The amount recorded as an ARO for a mine may change as a result of mining permit changes granted by mining regulators, changes in the timing of mining activities and the mine’s productivity from original estimates and changes in the estimated costs or the timing of reclamation activities.  We periodically update estimates of cash expenditures to meet each mine’s reclamation requirements and we adjust the ARO to fair value in accordance with U.S. GAAP, which generally requires a measurement of the present value of any change in estimated reclamation costs using credit-adjusted, risk-free rates.  If a reduction of the asset retirement obligation exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense.  Annually, we analyze AROs on a mine-by-mine basis and, if necessary, adjust the balance to take into account any changes in estimates.  In addition, on an interim basis, we may update the liability based on significant changes to the life of mine.

Tax Agreement Liability

We have recognized a tax agreement liability reflecting our estimate of the undiscounted amounts that we expect to pay to RTEA under this agreement.  Periodically, we adjust the liability based on an updated estimate of the amounts that we expect to pay, using assumptions consistent with those used in our concurrent estimate of the deferred tax asset valuation allowance.  These periodic adjustments to the tax agreement liability are reflected in our consolidated pretax income, and may also result in corresponding adjustments to our income tax expense and deferred income tax accounts.  Increases in our estimates of future taxable income through, for example, acquisitions of additional coal reserves increase the likelihood of our future profitability, and therefore, are likely to increase our tax agreement liability and related deferred tax asset in the future.  Although our periodic adjustments to the deferred tax asset valuation allowance and tax agreement liability are based on consistent assumptions, the calculations required to determine these estimates differ in certain respects and the related adjustments will not have offsetting or proportionate effects on our earnings.  In addition, our estimates reflect assumptions about future events that are inherently uncertain.  Accordingly, our periodic adjustments to the deferred tax asset valuation allowance and the tax agreement liability may have material and unpredictable effects on our consolidated financial statements.

Seasonality

Our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days.  Due to utility stockpile management, our coal sales do not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal.  Our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand.  Conversely, when these stockpiles increase, demand for our coal will typically soften.  Further, our ability to deliver coal is impacted by the seasons.  For example, in the spring and summer of 2011, the Midwest region experienced severe flooding which disrupted rail service to mines in the PRB and affected the ability of those customers who were impacted by the flooding to take coal deliveries.

Global Climate Change

Enactment of currently proposed or future laws or regulations regarding emissions from the combustion of coal by the U.S. or some of its states or by other countries, or other actions to limit such emissions, like the creation of mandatory use requirements for renewable fuel sources, could result in electricity generators switching from coal to other fuel sources.  Public concern and the political environment may also materially and adversely impact future coal demand and usage to generate electricity, regardless of applicable legal and regulatory requirements.  Additionally, the creation and issuance of subsidies designed to encourage use of alternative energy sources could decrease the demand of coal as an energy source.  The potential financial impact on us of these factors will depend upon the degree to which electricity generators diminish their reliance on coal as a fuel source as a result thereof.  That, in turn, will depend on a number of factors, including the appeal and design of the subsidies being offered, the specific requirements imposed by any such laws or regulations such as mandating use by utilities of renewable fuel sources, the time periods over which those laws or regulations would be phased in and the state of commercial development and deployment of carbon capture and storage technologies.  In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.  See Item 1 “Business—Environmental and Other Regulatory Matters—Global Climate Change” and Item 1A “Risk Factors” for additional discussion regarding how climate change and other environmental regulatory matters may materially adversely impact our business.

Newly Adopted Accounting Standards and Recently Issued Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a discussion of newly adopted accounting standards and recently issued accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We define market risk as the risk of economic loss as a consequence of the adverse movement of market rates and prices or credit standings.  We believe our principal market risks are commodity price risk, interest rate risk and credit risk.

Commodity Price Risk

Market risk includes the potential for changes in the market value of our coal portfolio.  Historically, we have principally managed the commodity price risk for our coal contract portfolio through the use of long-term coal supply agreements of varying terms and durations.  As of December 31, 2013, we had committed to sell approximately 82 million tons during 2014, of which 72 million tons are under fixed-price contracts.  A $1 change to the average coal sales price per ton for these 10 million unpriced tons would result in an approximate $10 million change to the coal sales revenue.  In addition, we entered into certain forward financial contracts linked to Newcastle coal prices to help manage our exposure to variability in future international coal prices.  As of December 31, 2013, we held coal forward contracts for approximately 2.0 million tons which will settle between 2014 and 2016.  A $1 change to the market index price per ton for these coal forward contracts would result in an approximate $2.0 million change to operating income (expense).  During the first quarter of 2013, we commenced the use of futures contracts to help manage our exposure to market changes in domestic coal prices.  As of December 31, 2013, we held domestic coal futures contracts for approximately 2.9 million tons, which will settle in 2014 and 2015.  A $1 change to the market index price per ton for these futures contracts would result in an approximate $2.9 million change to operating income (expense).

We also face price risk involving other commodities used in our production process, primarily diesel fuel.  Based on our projections of our usage of diesel fuel for the next 12 months, and assuming that the average cost of diesel fuel increases by 10%, we would incur additional fuel costs of approximately $10.9 million over the next 12 months.  In addition, we use costless collars to manage certain exposures to diesel fuel prices.  As the band of the costless collar is greater than 10%, it had no impact on this calculation.  The terms of the program are disclosed in Note 6 of Notes to Consolidated Financial Statements in Item 8.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on cash flow.

Interest Rate Risk

Our revolving credit facility and A/R Securitization Program are subject to an adjustable interest rate.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  We had no outstanding borrowings under our credit facility or A/R Securitization Program as of December 31, 2013.  If we borrow funds under the revolving credit facility or A/R Securitization Program, we may be subject to increased sensitivity to interest rate movements.  The $9.4 million of borrowings under the capital lease program are also subject to variable interest rates although any change to the rate would not have a significant impact on cash flow.  Any future debt arrangements that we enter into may also have adjustable interest rates that may increase our sensitivity to interest rate movements.

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties, which may include end-use customers, trading houses, brokers, and financial institutions that serve as counterparties to our derivative financial instruments and hold our investments. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts.  These steps may not always be effective in addressing counterparty credit risk.

When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit and requiring prepayments for shipments.  See Item 1A “Risk Factors—Risks Related to Our Business and Industry—We are exposed to counterparty risk with our customers, trading partners, financial institutions, and other parties with whom we conduct business.”

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cloud Peak Energy Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

February 13, 2014

Report of Independent Registered Public Accounting Firm

To the Member of Cloud Peak Energy Resources LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Cloud Peak Energy Resources LLC and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Denver, Colorado

February 13, 2014

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$1,396,097	$1,516,772	$1,553,661
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,136,318	1,132,399	1,151,117
Depreciation and depletion	100,523	94,575	87,127
Accretion	15,342	13,189	12,469
Derivative financial instruments	(25,611)	(22,754)	(2,275)
Selling, general and administrative expenses	53,066	54,548	51,061
Other operating costs	4,077	2,949	1,419
Total costs and expenses	1,283,715	1,274,906	1,300,918
Operating income	112,382	241,866	252,743
Other income (expense)
Interest income	440	1,086	592
Interest expense	(41,665)	(36,327)	(33,866)
Tax agreement benefit (expense)	(10,515)	29,000	(19,854)
Other, net	2,423	(847)	(170)
Total other expense	(49,317)	(7,088)	(53,298)
Income before income tax provision and earnings from unconsolidated affiliates	63,065	234,778	199,445
Income tax expense	(11,629)	(62,614)	(11,449)
Earnings from unconsolidated affiliates, net of tax	535	1,556	1,801
Net income	51,971	173,720	189,797

Other comprehensive income (loss)
Retiree medical plan amortization of prior service costs	1,775	1,575	1,305
Retiree medical plan adjustment	10,824	(4,665)	(5,602)
Decker pension adjustments	3,199	204	(1,885)
Income tax on retiree medical plan and pension adjustments	(5,616)	1,039	2,226
Other comprehensive income (loss)	10,182	(1,847)	(3,956)
Total comprehensive income	$62,153	$171,873	$185,841

Earnings per common share:

Basic	$0.86	$2.89	$3.16
Diluted	$0.85	$2.85	$3.13
Weighted-average shares outstanding - basic	$60,652	$60,093	$60,004
Weighted-average shares outstanding - diluted	$61,161	$60,927	$60,637

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$231,633	$197,691
Investments in marketable securities	80,687	80,341
Accounts receivable	74,068	76,117
Due from related parties	742	1,561
Inventories, net	80,144	81,675
Deferred income taxes	18,326	28,112
Derivative financial instruments	26,420	13,785
Other assets	19,541	16,513
Total current assets	531,561	495,795

Noncurrent assets
Property, plant and equipment, net	1,654,014	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	91,361	101,075
Other assets	44,855	40,525
Total assets	$2,357,425	$2,351,323
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,046	$49,589
Royalties and production taxes	131,917	129,351
Accrued expenses	41,463	50,364
Current portion of tax agreement liability	13,504	19,485
Current portion of federal coal lease obligations	58,958	63,191
Other liabilities	2,513	2,770
Total current liabilities	307,401	314,750

Noncurrent liabilities
Tax agreement liability, net of current portion	90,091	97,053
Senior notes	596,974	596,506
Federal coal lease obligations, net of current portion	63,970	122,928
Asset retirement obligations, net of current portion	246,081	238,991
Other liabilities	50,859	50,073
Total liabilities	1,355,376	1,420,301
Commitments and Contingencies (Note 16)

Equity
Common stock ($0.01 par value; 200,000 shares authorized; 61,296 and 61,114 issued and 60,896 and 60,839 outstanding at December 31, 2013 and 2012, respectively)	609	608
Treasury stock 400 shares and 373 shares at December 31, 2013 and 2012, respectively)	(5,667)	(5,390)
Additional paid-in capital	559,602	550,452
Retained earnings	457,784	405,813
Accumulated other comprehensive loss	(10,279)	(20,461)
Total equity	1,002,049	931,022
Total liabilities and equity	$2,357,425	$2,351,323

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

							Accumulated
					Additional	Retained	Other
	Common Stock		Treasury Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balances at December 31, 2010	60,878	$609	—	$—	$502,952	$42,296	$(14,658)	$531,199
Net income	—	—	—	—	—	189,797	—	189,797
Postemployment benefit adjustment, net of tax	—	—	—	—	—	—	(3,956)	(3,956)
Tax impact of Secondary Offering	—	—	—	—	24,546	—	—	24,546
Stock compensation	—	—	—	—	8,803	—	—	8,803
Restricted stock issuance , net of forfeitures	45	—	—	—	—	—	—	—
Balances at December 31, 2011	60,923	609	—	—	536,301	232,093	(18,614)	750,389
Net income	—	—	—	—	—	173,720	—	173,720
Postemployment benefit adjustment, net of tax	—	—	—	—	—	—	(1,847)	(1,847)
Excess tax benefits related to equity-based compensation	—	—	—	—	1,201	—	—	1,201
Employee stock purchases	69	1	—	—	1,087	—	—	1,088
Stock compensation	—	—	—	—	11,796	—	—	11,796
Restricted stock issuance, net of forfeitures	119	1	97	—	(1)	—	—	—
Employee common stock withheld to cover withholding taxes	(276)	(3)	276	(5,390)	3	—	—	(5,390)
Exercise of stock options	4	—	—	—	65	—	—	65
Balances at December 31, 2012	60,839	608	373	(5,390)	550,452	405,813	(20,461)	931,022
Net income	—	—	—	—	—	51,971	—	51,971
Postemployment benefit adjustment, net of tax	—	—	—	—	—	—	10,182	10,182
Excess tax benefits related to equity-based compensation	—	—	—	—	129	—	—	129
Employee stock purchases	68	1	—	—	968	—	—	969
Stock compensation	—	—	—	—	8,016	—	—	8,016
Restricted stock forfeitures, net of issuances	(11)	—	11	—	—	—	—	—
Employee common stock withheld to cover withholding taxes	(16)	—	16	(277)	—	—	—	(277)
Exercise of stock options	16	—	—	—	37	—	—	37
Balances at December 31, 2013	60,896	$609	400	$(5,667)	$559,602	$457,784	$(10,279)	$1,002,049

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$51,971	$173,720	$189,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	100,523	94,575	87,127
Accretion	15,342	13,189	12,469
Earnings from unconsolidated affiliates	(535)	(1,556)	(1,801)
Distributions of income from unconsolidated affiliates	2,000	1,023	5,250
Deferred income taxes	13,860	42,210	(11,224)
Tax agreement (benefit) expense	10,515	(29,000)	19,854
Stock compensation expense	8,016	11,796	8,796
Mark-to-market gains	(25,611)	(22,754)	(2,275)
Other	12,256	11,795	11,506
Changes in operating assets and liabilities:
Accounts receivable	1,874	18,632	(30,074)
Inventories, net	1,709	(9,077)	(6,452)
Due to or from related parties	819	(1,090)	(37)
Other assets	(3,981)	(4,486)	4,436
Accounts payable and accrued expenses	3,540	(32,137)	26,327
Tax agreement liability	(23,459)	(25,097)	(9,409)
Asset retirement obligations	(1,075)	(5,632)	(7,506)
Settlement of derivatives	12,976	11,244	—
Net cash provided by operating activities	180,740	247,355	296,784
Investing activities
Acquisitions of Youngs Creek and CX Ranch coal and land assets	—	(300,377)	—
Purchases of property, plant and equipment	(46,780)	(53,550)	(108,733)
Cash paid for capitalized interest	(33,230)	(50,119)	(33,989)
Investments in marketable securities	(64,357)	(67,576)	(75,228)
Maturity and redemption of investments	64,011	62,463	—
Investment in development projects	(6,247)	(7,389)	—
Initial payment on federal coal leases	—	—	(69,407)
Return of restricted cash	—	71,244	110,972
Partnership escrow deposit	—	(4,470)	—
Partnership escrow return	4,468	—	—
Other	117	1,909	713
Net cash used in investing activities	(82,018)	(347,865)	(175,672)
Financing activities
Principal payments on federal coal leases	(63,191)	(102,198)	(54,630)
Payment of deferred financing fees	(1,039)	—	—
Proceeds from issuance of common stock	—	65	—
Other	(550)	(3,906)	(2,343)
Net cash used in financing activities	(64,780)	(106,039)	(56,973)

Net increase (decrease) in cash and cash equivalents	33,942	(206,549)	64,139
Cash and cash equivalents at beginning of period	197,691	404,240	340,101
Cash and cash equivalents at end of period	$231,633	$197,691	$404,240

Supplemental cash flow disclosures:
Interest paid	$69,478	$84,201	$62,792
Income taxes paid, net	$11,419	$27,017	$6,161

Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$3,994	$7,845	$16,092
Capital expenditures included in accounts payable	$1,957	$4,579	$10,893
Assets acquired under capital leases	$10,222	$—	$—
Obligations to acquire federal coal leases and other mineral rights	$—	$—	$224,658

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenue	$1,396,097	$1,516,772	$1,553,661
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	1,136,318	1,132,399	1,151,117
Depreciation and depletion	100,523	94,575	87,127
Accretion	15,342	13,189	12,469
Derivative financial instruments	(25,611)	(22,754)	(2,275)
Selling, general and administrative expenses	53,031	54,548	51,061
Other operating costs	4,077	2,949	1,419
Total costs and expenses	1,283,680	1,274,906	1,300,918
Operating income	112,417	241,866	252,743
Other income (expense)
Interest income	440	1,086	592
Interest expense	(41,665)	(36,016)	(33,762)
Other, net	2,650	(847)	(170)
Total other expense	(38,575)	(35,777)	(33,340)
Income before income tax provision and earnings from unconsolidated affiliates	73,842	206,089	219,403
Income tax (expense) benefit	(15,479)	(52,036)	(19,983)
Earnings from unconsolidated affiliates, net of tax	535	1,556	1,801
Net income	58,898	155,609	201,221

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,775	1,575	1,305
Retiree medical plan adjustment	10,824	(4,665)	(5,602)
Decker pension adjustment	3,199	204	(1,885)
Income taxes on retiree medical plan adjustments	(5,616)	1,039	2,226
Other comprehensive income	10,182	(1,847)	(3,956)
Total comprehensive income	$69,080	$153,762	$197,265

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$231,633	$197,691
Investments in marketable securities	80,687	80,341
Accounts receivable	74,068	76,117
Due from related parties	6,933	1,561
Inventories, net	80,144	81,675
Deferred income taxes	13,366	21,096
Derivative financial instruments	26,420	13,785
Other assets	10,826	16,224
Total current assets	524,077	488,490

Noncurrent assets
Property, plant and equipment, net	1,654,014	1,678,294
Goodwill	35,634	35,634
Deferred income taxes	58,274	66,136
Other assets	44,807	40,478
Total assets	$2,316,806	$2,309,032

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,046	$49,571
Royalties and production taxes	131,917	129,351
Accrued expenses	38,218	43,908
Due to related parties	—	12,554
Current portion of federal coal lease obligations	58,958	63,191
Other liabilities	2,513	2,769
Total current liabilities	290,652	301,344

Noncurrent liabilities
Senior notes	596,974	596,506
Federal coal lease obligations, net of current portion	63,970	122,928
Asset retirement obligations, net of current portion	246,081	238,991
Other liabilities	50,859	50,073
Total liabilities	1,248,536	1,309,842
Commitments and Contingencies (Note 16)

Equity
Member’s equity	1,078,549	1,019,651
Accumulated other comprehensive loss	(10,279)	(20,461)
Total member’s equity	1,068,270	999,190
Total liabilities and member’s equity	$2,316,806	$2,309,032

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Accumulated Other Comprehensive Income (Loss)	Managing Member’s Equity	Total
Balances at December 31, 2010	$(14,658)	$653,917	$639,259
Net income	—	201,221	201,221
Postemployment benefit adjustment, net of tax	(3,956)	—	(3,956)
Tax impact of Secondary Offering	—	9,066	9,066
Distribution	—	(162)	(162)
Balances at December 31, 2011	(18,614)	864,042	845,428
Net income	—	155,609	155,609
Postemployment benefit adjustment, net of tax	(1,847)	—	(1,847)
Balances at December 31, 2012	(20,461)	1,019,651	999,190
Net income	—	58,898	58,898
Postemployment benefit adjustment, net of tax	10,182	—	10,182
Balances at December 31, 2013	$(10,279)	$1,078,549	$1,068,270

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY RESOURCES LLC

(SUBSIDIARY OF CLOUD PEAK ENERGY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$58,898	$155,609	$201,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	100,523	94,575	87,127
Accretion	15,342	13,189	12,469
Earnings from unconsolidated affiliates	(535)	(1,556)	(1,801)
Distributions of income from unconsolidated affiliates	2,000	1,023	5,250
Deferred income taxes	17,487	34,224	18,778
Unrealized derivative income	(25,611)	(22,754)	(2,275)
Other	12,256	11,795	11,506
Changes in operating assets and liabilities:
Accounts receivable	1,874	18,632	(30,074)
Inventories, net	1,709	(9,077)	(6,452)
Due to or from related parties	(25,468)	(27,656)	(6,858)
Other assets	4,453	(4,817)	(1,908)
Accounts payable and accrued expenses	6,151	(21,330)	17,470
Asset retirement obligations	(1,075)	(5,632)	(7,506)
Settlement of derivatives	12,976	11,244	—
Net cash provided by operating activities	180,980	247,469	296,947
Investing activities
Acquisitions of Youngs Creek and CX Ranch coal and land assets	—	(300,377)	—
Purchases of property, plant and equipment	(46,780)	(53,550)	(108,733)
Cash paid for capitalized interest	(33,230)	(50,119)	(33,989)
Investments in marketable securities	(64,357)	(67,576)	(75,228)
Maturity and redemption of investments	64,011	62,463	—
Investment in development projects	(6,247)	(7,389)	—
Initial payment on federal coal leases	—	—	(69,407)
Return of restricted cash	—	71,244	110,972
Partnership escrow deposit	—	(4,470)	—
Partnership escrow return	4,468	—	—
Other	117	1,860	713
Net cash used in investing activities	(82,018)	(347,914)	(175,672)
Financing activities
Principal payments on federal coal leases	(63,191)	(102,198)	(54,630)
Payment of deferred financing fees	(1,039)	—	—
Other	(790)	(3,906)	(2,505)
Net cash used in financing activities	(65,020)	(106,104)	(57,135)

Net increase (decrease) in cash and cash equivalents	33,942	(206,549)	64,140
Cash and cash equivalents at beginning of period	197,691	404,240	340,100
Cash and cash equivalents at end of period	$231,633	$197,691	$404,240

Supplemental cash flow disclosures:
Interest paid	$69,252	$83,899	$62,792

Supplemental noncash investing and financing activities:
Non-cash interest capitalized	$3,994	$7,845	$16,092
Capital expenditures included in accounts payable	$1,957	$4,579	$10,893
Assets acquired under capital leases	$10,222	$—	$—
Obligations to acquire federal coal leases and other mineral rights	$—	$—	$224,658

The accompanying notes are an integral part of these consolidated financial statements.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

CPE Inc. is one of the largest producers of coal in the United States of America (“U.S.”) and the PRB, based on our 2013 coal sales.  We operate some of the safest mines in the coal industry.  According to MSHA data, in 2013, we had one of the lowest employee all injury incident rates among the largest U.S. coal producing companies.

We currently operate solely in the PRB, the lowest cost region of the major coal producing regions in the U.S., where we operate three wholly-owned surface coal mines, the Antelope mine, the Cordero Rojo mine and the Spring Creek mine.  We also have two major development projects, the Youngs Creek project and the Crow project and own a 50% non-operating interest in a fourth surface mine, the Decker mine. An October 2013 audit report related to the other 50% owner’s ultimate parent company stated that if planned funding or alternative sources of capital are not obtained, there exists a material uncertainty whether Ambre Energy Limited and its controlled entities would be able to continue as a going concern.

Our Antelope and Cordero Rojo mines are located in Wyoming and are two of the four largest coal mines in the U.S.  Our Spring Creek mine is located in Montana.  Our mines produce subbituminous thermal coal with low sulfur content, and we sell our coal primarily to domestic and foreign electric utilities.  We do not produce any metallurgical coal.  Thermal coal is primarily consumed by electric utilities and industrial consumers as fuel for electricity generation and steam output.  In 2013, the coal we produced generated approximately 4% of the electricity produced in the U.S.  As of December 31, 2013, we controlled approximately 1.2 billion tons of proven and probable reserves.

During 2012, we acquired rights to substantial undeveloped coal and complementary surface assets in the Northern PRB (“Youngs Creek project”).  In January 2013, we entered an option to lease agreement (“Option Agreement”) and a corresponding exploration agreement with the Crow Tribe of Indians, which were approved by the Department of the Interior on June 14, 2013.  This coal project (“Crow project”) is located on the Crow Indian Reservation in southeast Montana, near our Spring Creek mine and Youngs Creek project.  We are in the process of evaluating the development options for the Youngs Creek project and the Crow project, and believe that their proximity to the Spring Creek mine represents an opportunity to optimize our mine developments in the Northern PRB.  For purposes of this report, the term “Northern PRB” refers to the area within the PRB that lies within Montana and the northern part of Sheridan County, Wyoming.  Our Spring Creek mine, the Decker mine, the Youngs Creek project and the Crow project are located in the Northern PRB.

Since 2008, we have grown our sales of PRB coal into the Asian export market.  In 2013, our logistics business was the largest U.S. exporter of thermal coal into South Korea.  We continue to seek ways to increase our future export capacity through existing and proposed Pacific Northwest export terminals, including our option agreement with SSA Marine.  This throughput option agreement with SSA Marine provides us with an option for up to 16 million tonnes of capacity per year through the planned dry bulk cargo Gateway Pacific Terminal at Cherry Point in the State of Washington.  Our potential share of capacity will depend upon the ultimate capacity of the terminal and is subject to the terms of the option agreement.  The terminal will accommodate cape size vessels.  Our option is exercisable following the successful completion of the ongoing permit process for the terminal, which is uncertain.

For information regarding our revenue and long-lived assets by geographic area, as well as revenue from external customers, Adjusted EBITDA and total assets by segment, please see Note 22.

2.  Basis of Presentation

CPE Inc. conducts all of its business through CPE Resources and its subsidiaries.  CPE Inc.’s consolidated financial statements are substantially identical to CPE Resources’s financial statements, with the following exceptions:

•                        Tax agreement liability (see Note 10) and deferred tax assets relating thereto (see Note 17)

•                        Equity-based compensation (see Note 18)

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                        Earnings per share (see Note 20)

•                        Parent company only financial information (see Note 23)

•                        Supplemental guarantor information (see Note 25)

Principles of Consolidation

We consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  We account for our 50% non-operating interest in Decker Coal Company (“Decker”) using the proportionate consolidation method, whereby our share of Decker’s assets, liabilities, revenue and expenses are included in our consolidated financial statements.  Investments in other entities that we do not control but have the ability to exercise significant influence over the investee’s operating and financial policies, are accounted for under the equity method.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain amounts have been reclassified to conform to current period presentations.  Due to the tabular presentation of rounded amounts, certain tables reflect insignificant rounding differences.

3.  Critical and Significant Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  Significant estimates in these consolidated financial statements include allowances for inventory obsolescence, the calculation of mineral reserves, equity-based compensation expense, workers’ compensation claims, reserves for contingencies and litigation, useful lives of long-lived assets, postretirement employee benefit obligations, assumptions about the amount and timing of future cash flows and related discount rates used in determining asset retirement obligations (“AROs”) and in testing long-lived assets and goodwill for impairment, the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances, assumptions about the timing of future cash flows used in determining the tax agreement liability, and the fair value of financial instruments.  Actual results could differ materially from those estimates.

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

Coal sales revenue include sales to customers of coal produced at our facilities and coal purchased from other companies.  Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term greater than one year.  Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the time the coal is shipped, which is the point at which revenue is recognized.  Certain contracts provide for title and risk of loss transfer at the point of destination, in which case revenue is recognized when it arrives at its destination.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coal sales contracts typically contain coal quality specifications.  With coal quality specifications in place, the raw coal sold by us to the customer at the delivery point must be substantially free of magnetic material and other foreign material impurities, and crushed to a maximum size as set forth in the respective coal sales contract.  Prior to billing the customer, price adjustments are made based on quality standards that are specified in the coal sales contract, such as British thermal unit factor, moisture, ash, and sodium content and can result in either increases or decreases in the value of the coal shipped.

Transportation costs are included in cost of product sold, and amounts we bill to our customers for transportation are included in revenue.

Asset Retirement Obligations and Remediation Costs

We recognize liabilities for AROs at fair value where we have legal obligations associated with the retirement of long-lived assets.  We recognize AROs at the time the obligations are incurred.  Our AROs generally are incurred when a mine site is disturbed by mining activities and as the extent of disturbance increases.  AROs reflect costs associated with legally required mine reclamation and closure activities, including earthwork, vegetation, and demolition and are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work.  Spending estimates are adjusted for estimated inflation and discounted at credit-adjusted, risk-free rates to arrive at a present value of estimated future reclamation costs.  The ARO amount is capitalized as part of the related mining property upon initial recognition and is included in depreciation and depletion expense using the units-of-production method based on proven and probable reserves.  As changes in estimates occur (such as changes in estimated costs or timing of reclamation activities resulting from mine plan revisions or new LBAs), the ARO liability and related asset are adjusted to reflect the updated estimates.  Increases in ARO liabilities resulting from the passage of time are recognized as accretion expense.  Other costs related to environmental remediation are charged to expense as incurred.  If a reduction of the ARO exceeds the carrying amount of the related asset retirement cost, the adjustment is recorded as a reduction of depletion expense.

Tax Agreement Liability

The actual amounts payable under the Tax Receivable Agreement are determined and paid annually, after CPE Inc. has filed its income tax returns for the prior year.  The annual payments are determined based on the difference between (i) CPE Inc.’s actual income tax liability for the prior year, which reflects the effects of the increase in tax basis that resulted from its acquisition of interests in CPE Resources, and (ii) a hypothetical calculation of CPE Inc.’s tax liability that assumes no such increase in tax basis.  The required annual payments are equal to 85% of the tax savings actually realized as a result of the tax basis increase.  Our estimate of the tax agreement liability is based on forecasts of our future income tax payments, with and without the tax basis increase, over the anticipated life of our mining operations and reclamation activities, assuming no additional coal reserves are acquired.  The assumptions used in our forecasts are consistent with assumptions used in determining the valuation allowance for our deferred tax assets and in other contemporaneous accounting measurements, such as our annual test of goodwill impairment.  We revise our estimated tax agreement liability annually in conjunction with our annual life-of-mine planning process, which typically takes place in the third quarter, or more frequently when there are significant changes in circumstances, such as the acquisition of additional coal reserves.  Future changes in our estimated tax agreement liability will be recognized in other expense in our consolidated statement of operations.  See Note 10 for more information about the Tax Agreement Liability.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.  Money market funds that meet all qualifying criteria for a money market fund under the Investment Company Act of 1940 are considered to be cash equivalents.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Marketable Securities

Investments in marketable securities consist of highly-liquid, investment grade or better, instruments.  Investments in marketable securities are recognized on the balance sheet at fair value.  Changes in the fair value are recorded in “Other income (expense)” on the consolidated statements of operations each period using mark-to-market accounting.

Allowance for Doubtful Accounts Receivable

We determine an allowance for doubtful accounts based on the aging of accounts receivable, historical experience, and management judgment.  We write off accounts receivable against the allowance when we determine a balance is uncollectible and we no longer continue to actively pursue collection of the receivable.  Based on our assessment of the above criteria, there was no allowance for doubtful accounts at December 31, 2013 and 2012.

Inventories, Net

Materials and Supplies

We state materials and supplies at average cost.  We establish allowances for excess or obsolete materials and supplies inventory based on prior experience and estimates of future usage.

Coal Inventory

We state our coal inventory, which consists of coal stockpiles that may be sold in their current condition or may be further processed prior to shipment to a customer, at the lower of cost or net realizable value.  Net realizable value represents the estimated future sales price based on spot coal prices and prices under long-term contracts, less the estimated costs to complete production and bring the product to sale.  The cost of coal inventory reflects mining costs incurred up to the point of stockpiling the coal and includes labor, supplies, equipment, applicable operating overhead, and depreciation, depletion, and amortization related to mining operations.

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

Mineral Rights

Mineral rights include both proven and probable reserves and non-reserve coal deposits.  We state our mineral rights at cost, less accumulated depletion.  We compute depletion of mineral rights using the units-of-production method based on proven and probable reserves.  Non-reserve coal deposits are not depleted until they qualify as proven and probable reserves and the mining begins.  Mineral rights are included in property, plant and equipment, net.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the award date of federal coal leases, pursuant to which payments are required to be paid in equal annual installments, we recognize an asset for the related mineral rights in property, plant and equipment and a corresponding liability for our future payment obligations in current and non-current liabilities.  The amount recognized as an asset is the sum of the initial installment due at the effective date of the lease and the amount recognized in current and non-current liabilities, which reflects the present value of the remaining installments.  We determine the present value of the remaining installments using an estimate of the credit-adjusted, risk-free rates that reflects our credit rating.  Interest is recognized over the term of the lease based on the imputed interest rate that was used to determine the initial current and non-current liabilities amount on the effective date.  Such interest may be capitalized while activities are in progress to prepare the acquired coal reserves for mining.

Imputed interest on federal coal leases for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Imputed interest	$13,212	$20,406	$19,619

Land and Surface Rights

We purchase surface lands in order to gain access to our mineral rights.  Land is typically acquired for amounts greater than its fair value as a result of the value of the coal beneath it.  The value of the land is determined based on published agricultural values and is not depleted.  The value of the surface rights is the amount paid in excess of the published agricultural value and is depleted over the useful life of the respective land parcel.  Both land and surface rights are included in land and land improvements in property, plant and equipment, net.

Capitalization of Interest

We capitalize interest costs on accumulated expenditures incurred in preparing capital projects for their intended use.

Mine Development Costs

We capitalize costs of developing new mines where proven and probable reserves exist.  We amortize mine development costs using the units-of-production method based on proven and probable reserves that are associated with the property being developed.  Costs may include construction permits and licenses; mine design; construction of access roads, slopes and main entries; and removing overburden and waste materials to access the coal ore body in a new pit prior to the production phase, which commences when saleable coal, beyond a de minimis amount, is produced.  Where multiple pits exist at a mining operation, overburden removal costs are capitalized if such costs are for the development of a new area that is separate and distinct from the existing production phase mines.  Overburden removal costs that relate to the enlargement of an existing pit are expensed as incurred.  Overburden removal costs incurred during the production phase are included as a cost of inventory to be recognized in cost of product sold in the same period as the revenue from the sale of inventory.  Additionally, mine development costs include the costs associated with AROs.  Mine development costs are included in land, improvements, and mineral rights in property, plant and equipment, net.

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

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exploration Costs

We expense all direct costs incurred in identifying new resources and in converting resources to reserves at development and production stage projects.  Exploration costs are included in cost of product sold and consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Exploration Costs	$2,409	$1,671	$484

Impairment

We evaluate the recoverability of our long-lived assets when events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recovered over its remaining service life.  An asset impairment charge is recognized when the sum of estimated future cash flows associated with the operation and disposal of the asset, on an undiscounted basis, is less than the carrying amount of the asset.  An impairment charge is measured as the amount by which the carrying amount of the asset exceeds its fair value.  Fair value is measured using discounted cash flows based on estimates of coal reserves, coal prices, operating expenses, and capital costs or by reference to observable comparable transaction or replacement cost data.

Goodwill

We assess the carrying amount of goodwill for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We assess goodwill for possible impairment using a two-step method in which we compare the carrying amount of each reporting unit to its fair value.  If the carrying amount of a reporting unit exceeds its fair value, we perform an analysis to determine the fair values of the assets and liabilities of the reporting unit to determine whether the implied goodwill of that reporting unit has been impaired.  We determine the fair value of our reporting units utilizing estimated future discounted cash flows based on estimates of proven and probable reserves, coal prices, and operating and equipment costs, consistent with assumptions that we believe marketplace participants would use in their estimates of fair value.  No impairments have been recognized for the years ended December 31, 2013, 2012, and 2011.  There have been no changes in the carrying amount of our goodwill, and there are no accumulated impairment losses.  The entire carrying amount of goodwill is included in our Owned and Operated Mines segment.

Derivative Financial Instruments

We are exposed to various types of risk in the normal course of business, including fluctuations in the price at which we are able to sell our coal in the future and the price we are able to purchase diesel fuel used in our operations.  We seek to mitigate some of the volatility of these fluctuations by using derivative financial instruments.  We recognize all derivative financial instruments as assets or liabilities at their respective fair value in the consolidated balance sheets.  All derivative financial instruments are included in current assets or liabilities as we have the ability to settle the positions at any time.  Gains or losses from changes in the fair value of derivative financial instruments are recognized immediately in the consolidated statements of operations in operating income.  Assets and liabilities with the same counterparty, where right of offset is allowed, are recorded on a net basis on the balance sheets.

Our derivative financial instruments do not qualify for hedge accounting; therefore, changes in the fair value of the derivative financial instruments are recorded in “Derivative financial instruments” on the consolidated statements of operations each period using mark-to-market accounting.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified by ASU 2013-01, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (“IFRS”). The new standards are effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. Retrospective application is required.  As this accounting standard only requires enhanced disclosure, which is included in Note 6, the adoption of this standard did not impact our financial position or results of operations.

Fair Value of Financial Instruments

Our financial instruments included cash equivalents, accounts receivable, amounts due from related parties, accounts payable, and certain current liabilities.  Due to the short-term nature of these instruments, we believe that their carrying amounts approximated fair value.

As of December 31, 2013 and 2012, we held certain cash equivalents, investments in marketable securities, and derivative financial instruments that we reported on our balance sheet at fair value.  We categorize assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  See Notes 6 and 5.

Pensions and Other Postretirement Benefits

Our employees participate in defined contribution retirement plans, which require us to make contributions based on a percentage of compensation or to match employee contributions, subject to limitations.  We recognize compensation expense for our required contributions as incurred.

Our postretirement medical plan provides retiree medical benefits for our employees.  We account for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service.  These costs are determined on an actuarial basis.

Decker employees participate in a defined benefit retirement plan sponsored by Decker, which is accounted for in accordance with U.S. GAAP requirements for defined benefit pension plans.

Income Taxes

We account for income taxes using a balance sheet approach in accordance with U.S. GAAP.  Deferred income taxes are provided for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.  In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and our overall deferred tax position.  We recognize the benefit of uncertain tax positions at the greatest amount that is determined to be more likely than not of being realized.  Interest and penalties related to income tax matters are included in income tax expense in the consolidated statements of operations.

During the year ended December 31, 2013, the Department of the Treasury finalized guidance regarding the deduction and capitalization of expenditures related to tangible property.  The regulations became effective on January 1, 2014 with optional early adoption.  We are currently evaluating the provisions of the final regulations and assessing the impact, if any, they may have on our financial position and results of operations.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Income Based Taxes and Royalties

We are subject to certain production, severance, and extraction taxes and royalties that are charged based on a percentage of coal production or coal sales.  The taxes and royalties are paid to federal, state and local governments or to private parties based on legally established methodologies, rates, and timeframes.

Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim periods beginning January 1, 2013. As this accounting standard only requires enhanced disclosure, which is included in Note 19, the adoption of this standard did not impact our financial position or results of operations.

Equity-Based Compensation

We measure the cost of equity-based employee compensation based on the fair value of the award and recognize that cost over the period during which the recipient is required to provide services in exchange for the award, typically the vesting period.  For equity awards, compensation cost is measured based on grant-date fair value of the award.  The fair value of certain equity-based payment awards is estimated using a Black-Scholes option valuation model.  Our policy is to issue new shares upon the exercise of stock options or conversion of stock units.

Earnings per Share

We compute basic earnings per share by dividing net income by the weighted-average number of common stock outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of shares of common and potential dilutive common stock outstanding during the period.  We apply the treasury stock method to determine potential dilutive common shares related to our stock options and non-vested stock awards.

Accrued Liabilities

Contingent Liabilities

We account for contingent liabilities related to litigation, claims, and assessments based on the specific facts and circumstances and our experience with similar matters.  We record our best estimate of a loss when the loss is considered probable and the amount of loss is reasonably estimable.  When a loss is probable and there is a range of the estimated loss with no best estimate in the range, we record our estimate of the minimum liability.  As additional information becomes available, we revise our estimates as appropriate.

Workers’ Compensation

For our employees in Wyoming, workers’ compensation insurance is provided through a state funded program.  We contribute to this program by applying the rate assessed by the state to gross payroll for the applicable employees, which is adjusted prospectively based on our workers’ compensation historical incident rating.  In exchange for a reduced rate, we assume liability for the first $100,000 of each claim.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For our employees in Colorado and Montana, workers’ compensation insurance is provided under a large-deductible workers’ compensation program, which provides full coverage for any workers’ compensation losses in excess of $250,000 per incident.  Our liability related to the large deductible is recorded on the balance sheet using a fully developed actuarial estimate.  During 2012, we were approved by the Department of Labor as a self-insured employer for federal black lung liabilities.  We fund these liabilities through two black lung trusts, but would be required to pay any claims in excess of the amounts in the trusts.

4.  Inventories

Inventories, net, consisted of the following at December 31 (in thousands):

	2013	2012
Materials and supplies	$77,748	$76,989
Less: Obsolescence allowance	(1,011)	(834)
Material and supplies, net	76,737	76,155
Coal inventory	3,406	5,519
Inventories, net	$80,144	$81,675

5.  Fair Value of Financial Instruments

We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation.  The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•                              Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets.  Our Level 1 assets currently include money market funds.

•                              Level 2 is defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities currently include investments in marketable securities, primarily asset-backed securities, and derivative financial instruments with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•                              Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  We have no Level 3 investments as of December 31, 2013 or 2012.

The tables below set forth, by level, our financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheets (in thousands):

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$140,438	$—	$140,438
Derivative financial instruments	$—	$26,420	$26,420
Investments in marketable securities	$—	$80,687	$80,687

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Total
Assets
Money market funds(1)	$145,422	$—	$145,422
Derivative financial instruments	$—	$13,785	$13,785
Investments in marketable securities	$—	$80,341	$80,341

(1)                                 Included in cash and cash equivalents in the consolidated balance sheets along with $91.2 million and $52.3 million of demand deposits at December 31, 2013 and 2012, respectively.

We did not have any transfers between levels during the years ended December 31, 2013 and 2012.  Our policy is to value all transfers between levels using the beginning of period valuation.

6.  Derivatives

Coal Contracts

We use international coal forward contracts linked to forward Newcastle coal prices to help manage our exposure to variability in future international coal prices.  We use domestic coal futures contracts referenced to the 8800 Btu coal price sold from the PRB, as quoted on the Chicago Mercantile Exchange, to help manage our exposure to market changes in domestic coal prices. At December 31, 2013, we held coal derivative positions that are expected to settle in the following years (in thousands):

	2014	2015	2016	Total
International Coal Forward Contracts
Notional amount (tons)	1,488	344	132	1,964
Net asset position	$16,308	$7,416	$2,638	$26,362

Domestic Coal Futures Contracts
Notional amount (tons)	810	2,100	—	2,910

Amounts due to us or to the exchange as a result of changes in the market price of our open domestic coal futures contracts and to fulfill margin requirements are received or paid through our brokerage bank on a daily basis; therefore, there is no asset or liability on the consolidated balance sheets.

WTI Collars

We use costless collars to help manage our exposure to market changes in diesel fuel prices.  The collars are indexed to the West Texas Intermediate (“WTI”) crude oil price as quoted on the New York Mercantile Exchange.  As such, the nature of the collar does not directly offset market changes to our diesel costs.  Under a collar agreement, we pay the difference between the monthly average index price and a floor price if the index price is below the floor, and we receive the difference between the ceiling price and the monthly average index price if the index price is above the ceiling price.  No amounts are paid or received if the index price is between the floor and ceiling prices.  While we would not receive the full benefit of extreme price decreases, the collars mitigate the risk of extreme crude oil price increases and thereby increased diesel costs that would otherwise have a negative impact on our cash flow.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, we held the following WTI collars (in thousands except per barrel amounts):

Settlement	Notional	Weighted-Average per Barrel
Period	Amount	Floor	Ceiling
	(barrels)
2014	579	$71.41	$112.43

Offsetting and Balance Sheet Presentation

	December 31, 2013
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$26,712	$(349)	$(349)	$349	$26,362	$—
WTI collars	58	—	—	—	58	—
Total	$26,770	$(349)	$(349)	$349	$26,420	$—

	December 31, 2012
	Gross Amounts of Recognized		Gross Amounts Offset in the Consolidated Balance Sheet		Net Amounts Presented in the Consolidated Balance Sheet
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities

International coal forward contracts	$13,677	$(30)	$(30)	$30	$13,647	$—
WTI collars	138	—	—	—	138	—
Total	$13,815	$(30)	$(30)	$30	$13,785	$—

Net amounts of international coal forward contracts and WTI collar assets are included in the Derivative financial instruments line in the consolidated balance sheets.  Net amounts of WTI collar liabilities are included in other current liabilities in the consolidated balance sheets.  There were no cash collateral requirements at December 31, 2013 or 2012.

Derivative Gains and Losses

Derivative mark-to-market (gains) and losses recognized in the consolidated statement of operations and comprehensive income were as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
International coal forward contracts	$(25,952)	$(22,616)	$(2,275)
Domestic coal futures contracts	260	—	—
WTI collars	81	(138)	—
Total	$(25,611)	$(22,754)	$(2,275)

See Note 5 for a discussion related to the fair value of derivative financial instruments.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31 (in thousands):

	2013	2012
Land, surface rights, and mineral rights(1)	$1,718,481	$1,699,148
Mining equipment	880,012	843,262
Construction in progress	13,804	18,277
Other equipment	67,402	65,588
Buildings and improvements	71,637	71,422
Total	2,751,337	2,697,698
Less: accumulated depreciation and depletion	(1,097,322)	(1,019,404)
Property, plant and equipment, net	$1,654,014	$1,678,294

(1)                                 Includes mineral rights of $735.6 million and $963.1 million at December 31, 2013 and 2012, respectively, attributable to areas where we were not yet engaged in mining operations and, therefore, the mineral rights were not being depleted.

During the years ended December 31, interest costs capitalized on mine development and construction projects totaled the following (in thousands):

	2013	2012	2011
Interest costs capitalized	$29,378	$41,975	$44,883

8.  Asset Acquisitions

On June 29, 2012, we completed our acquisition of the Youngs Creek Mining Company, LLC project joint venture and other related coal and surface assets, including CX Ranch, from Chevron U.S.A. Inc. (“Chevron”) and CONSOL Energy Inc. (“CONSOL”) for $300 million.  The acquisition expands our mineral assets to serve the domestic and international markets.  This was an asset acquisition.  The full amount of the consideration paid is recorded within the land, surface rights, and mineral rights line item of property, plant, and equipment.  We utilized available cash on hand to fund the acquisition.

Future development timing and production levels are expected to depend largely on the availability of additional export terminal capacity on the West Coast and continued strong Asian demand for PRB thermal coal.

Securities and Exchange Commission Industry Guide 7 provides guidance for economic modeling to support classification of coal assets as proven and probable reserves.  The completion of such a model for the Youngs Creek project will require additional exploration and assessment of market factors to support a definitive mine plan for the development of the property.  At present, there are a number of alternatives we are considering with respect to the development of this property.  Consequently, we are unable to complete a definitive mine plan for the property at this time.  As a result, we are not able to classify the mineral rights as proven and probable reserves; we are not in a position to reasonably estimate any additional taxable income attributable to the development and operation of a mine; and no update was made to the tax agreement liability during the twelve months ended December 31, 2013 and 2012 relating to this acquisition (see Note 10).  We will continue to evaluate the many development options for these assets and expect to update our proven and probable reserves and the tax agreement liability when definitive mine plans are sufficiently advanced.

As the Youngs Creek project is an undeveloped, greenfield surface mine project, there is no revenue or income related to the acquired properties.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Equity Method Investments

Equity method investments include our 50% equity investment in Venture Fuels Partnership, a coal marketing company, and are included in other noncurrent assets and have a carrying amount of the following at December 31 (in thousands):

	2013	2012
Equity method investments	$7,203	$8,367

During the years ended December 31, 2013, 2012, and 2011, we recognized $0.8 million, $2.4 million, and $2.8 million in pre-tax income and received $2.0 million, $1.0 million, and $5.3 million in distributions, respectively, related to our investment in Venture Fuels Partnership.

10. Tax Agreement Liability (CPE Inc. only)

In connection with the initial public offering (“IPO”), CPE Inc. entered into a Tax Receivable Agreement with Rio Tinto Energy America Inc. (“Rio Tinto”), our former parent, and recognized a liability for the undiscounted amounts that CPE Inc. estimated will be paid to Rio Tinto under this agreement.  The amounts to be paid will be determined based on an annual calculation of future income tax savings that CPE Inc. actually realizes as a result of the tax basis increase that resulted from the IPO and Secondary Offering transactions. Generally, CPE Inc. retains 15% of the realized tax savings generated from the tax basis step-up and Rio Tinto is entitled to the remaining 85%.  CPE Inc. adjusts the estimated liability to reflect updated forecasts of future taxable income, no less than annually, and these adjustments, which could be significant, are reflected in CPE Inc.’s operating results. The estimated liability is based on forecasts of future taxable income over the anticipated life of the mining operations and reclamation activities, assuming no additional proven and probable coal reserves are acquired. The assumptions reflected in CPE Inc.’s estimates involve significant judgment and are subject to substantial uncertainty about future business operations. As such, the actual amount and timing of payments that are required to be made under the Tax Receivable Agreement could differ materially from our estimates.

The following table summarizes tax agreement liability activity during the years ended December 31 (in thousands):

	2013	2012	2011
Beginning balance	$116,538	$170,636	$190,111
Changes for the three months ended June 30	—	—	42,733
Changes for the three months ended September 30	10,515	(29,000)	(52,799)
Payments made	(23,459)	(25,098)	(9,409)
Ending balance	103,594	116,538	170,636
Less current portion	13,504	19,485	19,113
Long-term tax agreement liability	$90,091	$97,053	$151,523

During each of the three months ended September 30, 2013, 2012, and 2011, CPE Inc. completed its annual updates of its most recent operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income.  The update to the operating plan in 2013 indicated an increase in the future tax value expected to be received resulting in an increase in the liability due to Rio Tinto and a charge to non-operating income for the year ended December 31, 2013.  The updates to the operating plans in 2012 and 2011 indicated the future tax value expected to be received declined; therefore, there was a decrease in the liability resulting in a benefit to non-operating income for the years ended December 31, 2012 and 2011.  Related adjustments to the net value of deferred tax assets are recorded through income tax expense.

During the three months ended September 30, 2011, CPE Inc. completed its final determinations of its increased tax basis in CPE Resources’s assets recorded as a result of the Secondary Offering transaction.  This final

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determination reduced the amount CPE Inc. expected to owe on the tax agreement liability and the net impact of this adjustment was recognized in equity.  In addition, during the three months ended June 30, 2011, the successful bids for the West Antelope II North and South coal tracts were considered triggering events for updating our estimates of the tax agreement liability.  This resulted in an increase in the estimated future liability and a charge to non-operating income.

The coal acquired as part of the Youngs Creek project, as discussed in Note 8, is not classified as proven and probable reserves at December 31, 2013; therefore, no adjustment was made to the tax agreement liability for this coal asset acquisition as we are unable to make a reasonable estimate of the expected additional taxable income resulting from the development of these assets until definitive mine plans are sufficiently advanced.  The tax agreement liability will be adjusted in the period when sufficient certainty is achieved for Youngs Creek project coal classification as proven and probable reserves.

The assumptions used in CPE Inc.’s forecasts are subject to substantial uncertainty about future business operations and the actual amount and timing of payments that are required to be made on the tax agreement liability could differ materially from our estimates.  Based on our current estimates, CPE Inc. is expected to make payments of approximately $14 million each year in 2014 and 2015 and additional payments in subsequent years.  CPE Inc. is obligated to make these payments in accordance with the Tax Receivable Agreement and expects to obtain funding for these payments by causing CPE Resources to distribute cash to CPE Inc.  CPE Inc.’s payments under this agreement would be greater if CPE Resources generates taxable income significantly in excess of its current estimated future taxable income over the anticipated life of its mines; for example, if CPE Resources’s proven and probable coal reserves increase beyond its existing tonnage and, as a result, CPE Inc. realizes the full tax benefit of such increased tax bases (or an increased portion thereof).  Required payments under this agreement also may increase or become accelerated as a result of certain asset transfers outside the ordinary course of business, a change in control of CPE Resources, or a default by CPE Inc.

11.  Senior Notes

On November 25, 2009, CPE Resources and its wholly-owned subsidiary, Cloud Peak Energy Finance Corp., issued the 8.25% Senior Notes due 2017 (“2017 Notes”) and the 8.50% Senior Notes due 2019 (“2019 Notes”), which we refer to collectively as the “senior notes,” in accordance with Rule 144A of the Securities Act of 1933, as amended.  There are no mandatory redemption or sinking fund payments for the senior notes and interest payments are due semi-annually on June 15 and December 15, which commenced on June 15, 2010.  Subject to certain limitations, we may redeem the 2017 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2015, or by paying their principal amount thereafter.  Similarly, we may redeem the 2019 Notes by paying specified redemption prices in excess of their principal amount prior to December 15, 2017, or by paying their principal amount thereafter.

Senior notes consisted of the following at December 31 (in thousands):

	2013			2012
	Principal	Carrying Value	Fair Value(1)	Principal	Carrying Value	Fair Value
8.25% Senior Notes due 2017, net of unamortized discount	$300,000	$298,727	$313,125	$300,000	$298,471	$329,418

8.50% Senior Notes due 2019, net of unamortized discount	300,000	298,248	325,500	300,000	298,035	332,700
Total long-term debt	$600,000	$596,974	$638,625	$600,000	$596,506	$662,118

(1)                                 The fair value of the senior notes was based on observable market inputs, which are considered Level 2 in the fair value hierarchy.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs of approximately $14.2 million were incurred in connection with the issuance of the senior notes.  These costs were deferred and are being amortized to interest expense over the respective terms of the senior notes using the effective interest method.  Unamortized debt issuance costs included in noncurrent other assets totaled the following at December 31 (in thousands):

	2013	2012
Unamortized debt issuance costs	$8,922	$10,325

The senior notes are jointly and severally guaranteed by all of our existing and future restricted subsidiaries that guarantee our debt under our credit facility.  See Note 13.  Substantially all of our consolidated subsidiaries, excluding Decker in which CPE Resources holds a 50% non-operating interest, are considered to be restricted subsidiaries and guarantee the senior notes.

The indenture governing the senior notes, among other things, limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions, or other payments from restricted subsidiaries; enter into transactions with affiliates; and consolidate, merge, or transfer all or substantially all of their assets and the assets of their restricted subsidiaries on a combined basis.

Upon the occurrence of certain transactions constituting a “change in control” as defined in the indenture, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

Future Maturities

Aggregate future maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2017	$300,000
2019	300,000
Less discount on senior notes	(3,026)
Total long-term debt	$596,974

12.  Federal Coal Lease Obligations

At December 31, federal coal lease obligations comprise (in thousands):

	2013	2012
Federal coal lease obligations, current	$58,958	$63,191
Federal coal lease obligations, noncurrent	63,970	122,928
Total federal coal lease obligations	$122,928	$186,119

Our federal coal leases, as reflected in the consolidated balance sheets, consist of discounted obligations payable to the Bureau of Land Management of the U.S. Department of the Interior (the “BLM”).

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, we have federal coal lease payments, as follows (in thousands):

		Imputed	2013		2012
	Annual	Interest	Carrying	Fair	Carrying	Fair
Payment Dates	Payment	Rate	Value	Value (1)	Value	Value
May 1, 2009 — 2013	$9,620	8.70%	—	—	8,852	9,532
July 1, 2011 — 2015	$59,545	8.50%	105,460	116,664	152,078	171,075
September 1, 2011 — 2015	$9,862	8.50%	17,467	19,255	25,189	28,196
			$122,928	$135,919	$186,119	$208,803

(1)                                 The fair value of estimates for federal coal lease obligations were determined by discounting the remaining lease payments using a current estimate of the credit-adjusted, risk-free rate based on our current credit rating, which are considered Level 2 in the fair value hierarchy.

Future payments on federal coal leases are as follows (in millions):

Year Ended December 31,
2014	69,407
2015	69,407
Total	138,814
Less: imputed interest	15,886
Total principal payments	122,928
Less: current portion	58,958
Long-term federal coal leases payable	$63,970

13.  Other Obligations

Capital Equipment Lease Obligations

During the year ended December 31, 2013, we entered into capital leases on equipment under various lease schedules, which are subject to the master lease agreement, and are pre-payable at our option.  Interest on the leases is based on the one-month LIBOR plus 1.95% for a current rate of 2.11% as of December 31, 2013.  The gross value of property, plant and equipment under capital leases was $10.2 million as of December 31, 2013 and related primarily to the leasing of mining equipment. The accumulated depreciation for these items was $0.7 million at December 31, 2013, and changes thereto have been included in depreciation, depletion and amortization in the consolidated statements of operations.  Due to the variable nature of the imputed interest, fair value is equal to carrying value.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments on capital equipment lease obligations are as follows (in thousands):

Year Ended December 31,
2014	$1,646
2015	1,615
2016	1,584
2017	1,553
2018	1,522
Thereafter	2,166
Total	10,085
Less: interest	653
Total principal payments	9,432
Less: current portion	1,460
Capital equipment lease obligations, net of current portion	$7,972

Accounts Receivable Securitization

On February 11, 2013, we executed an Accounts Receivable Securitization Facility (“A/R Securitization Program”) with a committed capacity of up to $75 million.  CPE Resources and certain of our subsidiaries are parties to the A/R Securitization Program.  In January 2013, we formed CPE Receivables LLC (the “SPE”), a special purpose, bankruptcy-remote wholly-owned subsidiary, to purchase, subject to certain exclusions, in a true sale, trade receivables generated by certain of our subsidiaries without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer undivided interests in up to $75 million of those accounts receivable to a financial institution for cash borrowings for our ultimate benefit.  The total borrowings are limited by eligible accounts receivable, as defined under the terms of the A/R Securitization Program.  At December 31, 2013, the A/R Securitization Program would have allowed for $40.2 million of borrowing capacity.  There were no borrowings from the A/R Securitization Program at December 31, 2013.  The SPE is consolidated into our financial statements.

Senior Secured Revolving Credit Facility

At December 31, 2013, we were a party to the Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  In January 2014, we announced a planned refinancing of our senior secured revolving credit facility.  Subject to closing, we expect the refinancing will extend the maturity and relax certain financial covenants that will increase our available liquidity.  The refinancing is subject to our ability to enter into definitive documents with the syndicate of banks and other closing conditions.  We expect to complete the refinancing in the first quarter of 2014.

On June 3, 2011, CPE Resources entered into an Amended and Restated Credit Agreement, which establishes a commitment to provide us with a $500 million senior secured revolving credit facility, which can be used to borrow funds or issue letters of credit.  Subject to the satisfaction of certain conditions, we are able to elect to increase the size of the revolving credit facility and/or request the addition of one or more new tranches of term loans in a combined amount of up to $200 million.  Our obligations under the credit facility are secured by substantially all of CPE Resources’s assets and substantially all of the assets of certain of CPE Resources’s subsidiaries, subject to certain permitted liens and customary exceptions for similar coal financings.  Our obligations under the credit facility are also supported by a guarantee by CPE Resources’s domestic restricted subsidiaries.  The credit facility is scheduled to mature on June 3, 2016.  As of December 31, 2013, no letters of credit and no cash borrowings were outstanding under the credit facility, and we were in compliance with the covenants contained in our Amended Credit Agreement.

Loans under the credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of between 1.75% and 2.50%, depending on CPE Resources’s leverage ratio.  We are required to pay the lenders a commitment fee between 0.25% and 0.50% per year, depending on CPE Resources’s leverage ratio, on the unused amount of the credit facility.  Letters of credit issued under the credit facility, unless drawn upon, incur a per annum fee from the date at which they are issued between 1.75% and 2.50% (2.50% at December

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2013) depending on CPE Resources’s leverage ratio.  Letters of credit that are drawn upon are convertible to loans. In addition, in connection with the issuance of a letter of credit, we are required to pay the issuing bank a fronting fee of 0.25% per annum.

The Amended Credit Agreement contains financial covenants based on EBITDA (which is defined in the Amended Credit Agreement, and is not the same as EBITDA or Adjusted EBITDA otherwise presented) requiring us to maintain defined minimum levels of interest coverage and providing for a limitation on our leverage ratio.  Specifically, the Amended Credit Agreement requires us to maintain (a) a ratio of trailing twelve months EBITDA to consolidated net cash interest expense equal to or greater than 2.75 to 1 (“Interest Ratio”), and (b) a ratio of funded debt to trailing twelve months EBITDA equal to or less than 3.50 to 1 (“Leverage Ratio”).  Our federal coal lease obligations are not considered debt under our covenant calculations.

Based on the Leverage Ratio, our aggregate borrowing capacity under the Amended Credit Agreement and the A/R Securitization Program was approximately $169 million at December 31, 2013.

Total lender fees and costs of $18.1 million were incurred in connection with the execution of the original credit facility and related amendments.  The aggregate deferred financing costs are being amortized on a straight-line basis to interest expense over the five-year term of the Amended Credit Agreement.

Unamortized fees and costs were included in noncurrent other assets and totaled the following at December 31 (in thousands):

	2013	2012
Unamortized debt issuance costs	$5,440	$7,684

The Amended Credit Agreement also requires us to comply with non-financial covenants that restrict certain corporate activities.  These covenants include restrictions on our ability to incur additional debt and pay dividends, among other restrictive covenants.  The Amended Credit Agreement also contains customary events of default with customary grace periods and thresholds.  Our ability to access the available funds under the credit facility would be impaired in the event that we do not comply with the covenant requirements or if we default on our obligations under the Amended Credit Agreement.  At December 31, 2013, we were in compliance with the covenants contained in our Amended Credit Agreement.

Under the Amended Credit Agreement, the subsidiaries of CPE Inc. are permitted to make distributions to CPE Inc. to enable it to pay federal, state and local income and certain other taxes it incurs that are attributable to the business and operations of its subsidiaries and to enable CPE Inc. to pay amounts on the tax agreement liability.  In addition, as long as no default under the Amended Credit Agreement exists, the subsidiaries of CPE Inc. can also make annual distributions to CPE Inc. to fund dividends or repurchases of CPE Inc.’s stock and additional distributions in accordance with certain distribution limits in the Amended Credit Agreement.  Finally, the subsidiaries of CPE Inc. can make loans to CPE Inc. subject to certain limitations in the Amended Credit Agreement.

Other

Other long-term obligations consist of obligations incurred in connection with the acquisitions of land and mineral rights.  At December 31, we had the following purchase obligations with parties other than the BLM (in thousands):

	2013	2012
Purchase obligations, total	$966	$2,661
Interest rate	6%	6% - 8%

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of other long-term obligations approximated its carrying amount at December 31, 2013 and 2012.

Interest expense under financing arrangements, net of amounts capitalized, for the years ended December 31 totaled (in thousands):

	2013	2012	2011
Interest expense	$41,665	$36,327	$33,866

14.  Asset Retirement Obligations

Changes in the carrying amount of our AROs were as follows (in thousands):

	2013	2012
Balance at January 1	$240,634	$199,633
Accretion expense	15,342	13,189
Revisions to estimated cash flows	(7,572)	33,444
Payments	(1,075)	(5,632)
Balance at December 31	247,329	240,634
Less: current portion	(1,248)	(1,643)
Asset retirement obligation, net of current portion	$246,081	$238,991

The above amounts exclude $7.4 million and $8.6 million of concurrent reclamation for the years ended December 31, 2013 and 2012, respectively.

Revisions to estimated future reclamation cash flows reflect our regular updates to our estimated costs of closure activities throughout the lives of the respective mines and reflect changes in estimates of closure volumes, disturbed acreages, the timing of the reclamation activities, and third-party unit costs as of December 31, 2013.

15.  Employee Benefit Plans

Our consolidated statements of operations include expenses in connection with employee benefit plans, as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Cloud Peak Energy defined contribution retirement plans	$13,495	$12,550	$12,496
Cloud Peak Energy retiree medical plan	8,399	7,212	5,602
	21,894	19,762	18,098

Decker pension plan	1,248	889	672
Total	$23,142	$20,651	$18,770

Cloud Peak Energy Defined Contribution Retirement Plans

We sponsor two defined contribution plans to assist eligible employees in providing for retirement.  Our employees may elect to contribute a portion of their salary on a pre- or post-tax basis to their accounts.  We match all employee contributions up to 6% of eligible compensation.  We also contribute an additional 6% of eligible compensation to employee accounts under one of the plans.  All contributions are fully vested at the date of contribution. Total contributions for the years ended December 31 are as follows (in thousands):

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
Contributions	$13,495	$12,550	$12,496

Cloud Peak Energy Retiree Medical Plan

We provide certain postretirement medical coverage for eligible employees (the “Retiree Medical Plan”).  Employees who are 55 years old and have completed ten years of service with us generally are entitled to receive benefits under the Retiree Medical Plan, except for employees who were eligible at the date of the IPO to receive benefits under the Rio Tinto retiree medical plan and elect to receive such benefits.  Our retiree medical plan grants credit for service rendered by our employees to Rio Tinto prior to the IPO.  This plan is unfunded.

Net periodic postretirement benefit costs included the following components (in thousands):

	2013	2012	2011
Service cost	$4,951	$4,213	$3,016
Interest cost	1,674	1,424	1,281
Amortization of prior service cost	1,775	1,575	1,305
Net periodic postretirement benefit cost	$8,399	$7,212	$5,602

Annually, we remeasure and adjust the liability for the accumulated postretirement benefit obligation (“APBO”).  Changes in the APBO include the following components (in thousands):

	2013	2012	2011
Beginning Balance	$43,393	$33,166	$23,271
Current period service costs	4,951	4,213	3,015
Interest costs	1,674	1,424	1,282
Plan amendment	(2,671)	—	—
Change in actuarial assumptions	(8,175)	4,590	5,598
Ending Balance	39,172	43,393	33,166
Less current portion	311	231	37
Long-term APBO	$38,862	$43,162	$33,129

We used the following assumptions in the measurement of the APBO for the years ended December 31:

	2013	2012	2010
Discount rate	4.76%	3.87%	4.30%
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2018

During 2013, we modified the Retiree Medical Plan so that it is now considered a high-deductible health plan.  This is considered a negative plan amendment, and we recorded a $2.7 million reduction to the liability which was offset to the unamortized portion of prior service costs included in Accumulated Other Comprehensive Income at December 31, 2013.

To determine the discount rate, we matched our cash projections against the Citigroup Pension Discount Curve.  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A one-percentage-point increase in the assumed health care cost trend would increase net periodic postretirement benefit cost and the APBO by $1.4 million and $6.8 million, respectively, and a one-percentage-point decrease in

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the rate would decrease net periodic postretirement benefit cost and the APBO by $1.1 million and $5.5 million, respectively, as of December 31, 2013.

Our estimated future benefit payments under the Retiree Medical Plan, which are net of estimated employee contributions and reflect expected future service, are as follows for the years ended December 31 (in thousands):

2014	$311
2015	508
2016	782
2017	1,136
2018	1,566
2019 — 2023	15,034

Decker Pension Plan

Decker’s employees participate in a defined benefit retirement plan sponsored by Decker.  This plan does not have a material impact on our consolidated financial position, results of operations or cash flows.  Our share of the funded status of the plan is reported in noncurrent other liabilities and was $2.6 million and $5.3 million at December 31, 2013 and 2012, respectively.  Other comprehensive income or loss includes certain actuarial gains and losses that are reflected in the funded status of the plan, but have not been recognized in periodic benefit cost.

16.  Commitments and Contingencies

Commitments

Operating Leases

We occupy various facilities and lease certain equipment under various lease agreements.  The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2013, are as follows (in thousands):

2014	$1,515
2015	1,442
2016	1,224
2017	701
2018	454
Thereafter	945

Rental expenses for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Rent expense	$1,919	$3,103	$1,369

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments

As of December 31, we had outstanding capital purchase commitments which consisted of (in thousands):

	2013	2012
Capital commitments
Equipment	$5,851	$20,317
Land	$23,700	$23,700

Supplies and services
Coal purchase commitments	$—	$28,633
Transportation agreements	$226,006	$159,398
Materials and supplies	$18,060	$24,552

Contingencies

Litigation

West Antelope II LBA Challenges

Challenges Against the BLM’s Leasing Process; Intervention by Cloud Peak Energy and Others — On May 3, 2010, WildEarth Guardians, Defenders of Wildlife and Sierra Club (collectively, “WildEarth”) and the Powder River Basin Resource Council (“PRBRC”) filed appeals with the Interior Board of Land Appeals (“IBLA”) regarding the U.S. Bureau of Land Management’s (“BLM”) decision to offer the West Antelope II (“WAII”) coal tracts for lease. On June 29, 2010, WildEarth voluntarily dismissed its appeal.  On July 13, 2010, WildEarth filed a complaint in the United States District Court for the District of Columbia (“D.C. District Court”) challenging the BLM’s decision.  On November 2, 2010, the IBLA issued a decision in PRBRC’s appeal, rejecting all of PRBRC’s arguments and affirming the BLM’s decision in all respects.  On January 3, 2011, PRBRC filed a complaint in the D.C. District Court appealing the IBLA decision.  On May 8, 2011, the D.C. District Court consolidated the WildEarth and PRBRC challenges.  Antelope Coal LLC, a wholly-owned subsidiary of CPE Resources, (along with the National Mining Association and the State of Wyoming) intervened in the consolidated action on the side of the BLM.  In the consolidated action, WildEarth and PRBRC requested that the court vacate the BLM’s authorization, sale and issuance of the WAII leases and enjoin any coal mining activity on the leases until the BLM and the U.S. Fish and Wildlife Service had undertaken additional environmental analysis requested by the plaintiff organizations.

Award of LBAs to Cloud Peak Energy — On May 11, 2011, the BLM held a competitive sale for the WAII North Tract.  On June 15, 2011, the BLM held a competitive sale for the WAII South Tract.  Antelope Coal LLC was the successful high bidder in both sales, and the BLM issued leases to Antelope Coal LLC for the North Tract effective July 1, 2011 and for South Tract effective September 1, 2011.

District Court Rejection of Challenges; Appeal by Plaintiffs — On July 30, 2012, the D.C. District Court rejected WildEarth’s and PRBRC’s consolidated challenge to the IBLA decision and denied their request that the court vacate the WAII leases as well as their requested injunction against coal mining activity on the leases.  On September 25, 2012 and September 26, 2012, PRBRC and WildEarth, respectively, filed notices of appeal in the United States Circuit Court of Appeals for the District of Columbia.  Oral argument was held in November 2013.  Both groups appealed the decision issued by the D.C. District Court and did not specify what relief they sought from the appellate court other than for the appellate court to reverse the decision of the D.C. District Court.  Antelope Coal LLC was a respondent-intervenor in the consolidated appeal.  On December 24, 2013, the Court of Appeals affirmed the District Court’s grant of summary judgment to the defendants.  It is possible the plaintiffs could seek review by the U.S Supreme Court.  Any adverse outcome of the appeal could adversely impact or delay our ability to mine the coal subject to the leases.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings

We are involved in other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time.  We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.  Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may adversely impact our results of operations for that period.  In addition to claims and lawsuits against us, our LBAs, permits, and other industry regulatory processes and approvals, including those applicable to the utility and coal logistics and transportation industries, may also be subject to legal challenges that could adversely impact our mining operations and results.

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

Several audits involving our non-income based taxes currently are in progress.  We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of such tax audits.  From time to time, we may engage in settlement discussions with applicable tax authorities, which may result in adjustments to our estimates of taxes and related interest and penalties.

Concentrations of Risk and Major Customer

Approximately 83%, 93% and 81% of our revenue for the years ended December 31, 2013, 2012, and 2011, respectively, were under multi-year contracts.  While the majority of the contracts are fixed-price contracts, certain contracts have adjustment provisions for determining periodic price changes.  There was no single customer that represented 10% or more of consolidated revenue in 2013, 2012, or 2011.  We generally do not require collateral or other security on accounts receivable because our customers are comprised primarily of investment grade electric utilities.  The credit risk is controlled through credit approvals and monitoring procedures.

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

U.S. federal and state laws require we secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.  The primary method we have used to meet these reclamation obligations and to secure coal lease obligations is to provide a third-party surety bond, typically through an insurance company, or provide a letter of credit, typically through a bank.  Specific bond and/or letter of credit amounts may change over time, depending on the activity at the respective site and any specific requirements by federal or state laws.  As of December 31, 2013, we had $677.5 million of surety bonds outstanding (including our proportional share of the Decker mine) to secure certain of our obligations to reclaim lands used for mining and to secure coal lease obligations.

17.  Income Taxes

Our income before income tax provision and earnings from unconsolidated affiliates is earned solely in the U.S.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPE Inc.

The income tax expense consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$(2,325)	$18,064	$20,973
State	95	2,339	1,700
Total current	(2,230)	20,403	22,673
Deferred:
Federal	15,500	40,351	(11,261)
State	(1,640)	1,859	37
Total deferred	13,860	42,210	(11,224)
Total income tax expense	$11,629	$62,614	$11,449

The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities consisted of the following at December 31 (in thousands):

	2013	2012
Deferred income tax assets:
Property, plant and equipment	$6,870	$30,770
Accrued expense and liabilities	34,221	32,484
Pension and other postretirement benefits	14,642	16,761
Investment in joint venture partnerships	2,514	8,450
Accrued reclamation and mine closure costs	49,143	41,854
Contract rights	33,460	31,838
Tax agreement liability	38,047	41,954
AMT Credit	29,591	26,816
Net operating loss carry forward	10,627	2,197
Other	1,401	3,066
Total deferred income tax assets	220,516	236,190
Less valuation allowance	(12,711)	(17,231)
Net deferred income tax asset	207,805	218,960

Deferred income tax liabilities:
Inventories	(2,633)	(2,919)
Mineral rights	(79,571)	(78,936)
Mark-to-market gain	(9,639)	(4,861)
Other	(6,275)	(3,057)
Total deferred income tax liabilities	(98,118)	(89,773)
Net deferred income tax assets (liabilities)	$109,687	$129,187

CPE Inc. reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities.  Included in deferred income tax assets are amounts related to payments it expects to make pursuant to the Tax Receivable Agreement with Rio Tinto, which is recognized as a liability in our consolidated financial statements.  Also included in other deferred tax assets are net

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating loss carryforwards of $29.0 million that expire in 2029 through 2033 and alternative minimum tax (“AMT”) credits of $29.6 million that do not expire.

Net deferred income tax assets are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2013	2012
Net current deferred income tax assets	$18,326	$28,112
Net noncurrent deferred income tax assets	91,361	101,075
Net deferred income tax assets	$109,687	$129,187

The future realization of deferred income tax assets arising primarily from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income.  Based on our consideration of CPE Resources’s historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $109.7 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates.  Accordingly, we have provided a $12.7 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2013	2012	2011
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.4)	1.2	0.9
Percentage depletion deduction	(7.3)	(2.3)	(3.2)
Section 199 domestic manufacturing deduction	—	(0.6)	(0.3)
Change in valuation allowance	(7.1)	(7.1)	(25.4)
Prior year return-to-actual	(0.4)	0.3	(1.3)
Other	0.6	0.2	—
Effective tax rate	18.4%	26.7%	5.7%

The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted significantly by the states in which we do business.  Changes in apportionment laws or business conditions result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement in the period.

As of December 31, 2013 and 2012, we had no material unrecognized tax benefits.  We are open to federal and state tax audits until the applicable statutes of limitations expire.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPE Resources

The income tax expense (benefit) consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$(2,113)	$15,467	$671
State	105	2,345	534
Total current	$(2,008)	$17,812	$1,205
Deferred:
Federal	18,957	30,946	17,340
State	(1,470)	3,278	1,438
Total deferred	17,487	34,224	18,778
Total income tax expense (benefit)	$15,479	$52,036	$19,983

The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities consisted of the following at December 31 (in thousands):

	2013	2012
Deferred income tax assets:
Property, plant and equipment	$6,870	$30,770
Accrued expense and liabilities	34,222	32,484
Pension and other postretirement benefits	14,642	16,761
Investment in joint venture partnerships	2,514	8,450
Accrued reclamation and mine closure costs	49,143	41,854
Contract rights	33,460	31,838
AMT Credit	29,591	26,816
Net operating loss carry forward	10,627	2,197
Other	1,401	3,064
Total deferred income tax assets	182,470	194,235
Less valuation allowance	(12,711)	(17,231)
Net deferred income tax asset	169,759	177,004

Deferred income tax liabilities:
Inventories	(2,633)	(2,919)
Mineral rights	(79,571)	(78,936)
Mark-to-market	(9,639)	(4,861)
Other	(6,275)	(3,057)
Total deferred income tax liabilities	(98,118)	(89,773)
Net deferred income tax assets (liabilities)	$71,640	$87,232

CPE Resources reports differences between tax bases of assets and liabilities and the financial statement carrying amount of these items as deferred income tax assets and liabilities.  Included in other deferred tax assets are net operating loss carryforwards of $29.0 million that expire in 2029 through 2033 and AMT credits of $29.6 million that do not expire.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred income tax assets are classified in the consolidated balance sheets at December 31 as follows (in thousands):

	2013	2012
Net current deferred income tax assets	$13,366	$21,096
Net noncurrent deferred income tax assets	58,274	66,136
Net deferred income tax assets	$71,640	$87,232

The future realization of deferred income tax assets arising primarily from the increased tax basis arising from the IPO and the Secondary Offering depends on the existence of sufficient future taxable income.  Based on our consideration of CPE Resources’s historical operations, current forecasts of taxable income over the remaining lives of our mines, the availability of tax planning strategies, and other factors, we determined that $71.6 million of the potential tax benefits are more likely than not to be realized at the statutory federal and state income tax rates.  Accordingly, we have provided a $12.7 million valuation allowance to reduce our deferred tax assets to the amount that we determined is more likely than not to be realized.

The effective tax rate is reconciled to the U.S. federal statutory income tax rate for the years ended December 31 as follows:

	2013	2012	2011
United States federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.8)	1.2	0.9
Percentage depletion deduction	(6.2)	(2.6)	(2.9)
Section 199 domestic manufacturing deduction	—	(0.7)	(0.3)
Change in valuation allowance	(6.1)	(8.1)	(23.1)
Prior year return-to-actual	(0.3)	0.3	(0.6)
Other	0.4	0.1	0.1
Effective tax rate	21.0%	25.3%	9.1%

The estimated statutory income tax rates that are applied to our current and deferred income tax calculations are impacted significantly by the states in which we do business.  Changes in apportionment laws or business conditions result in changes in the calculation of our current and deferred income taxes, including the valuation of our deferred tax assets and liabilities. Such adjustments can increase or decrease the net deferred tax asset on the balance sheet and impact the corresponding deferred tax benefit or deferred tax expense on the income statement in the period.

As of December 31, 2013 and 2012, we had no material unrecognized tax benefits.  We are open to federal and state tax audits until the applicable statutes of limitations expire.

18.  Equity-Based Compensation (CPE Inc. only)

The Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (“LTIP”) permits awards to our employees, which do not include Decker employees, and eligible non-employee directors.  The LTIP allows for the issuance of equity-based compensation in the form of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.  In May 2011, the stockholders approved increasing the pool of shares of CPE Inc.’s common stock authorized for issuance in connection with equity-based awards under the LTIP from 3.4 million shares to 5.5 million shares.  As of December 31, 2013, 2.3 million shares were available for grant.  Equity-based compensation expense is charged to CPE Resources through a management fee.

Total equity-based compensation expense recognized primarily within selling, general, and administrative expenses in our consolidated statements of operations was as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Total equity-based compensation expense	$8,016	$11,796	$8,796

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We granted restricted stock and restricted stock units under the LTIP to eligible employees and directors.  Generally, the related agreements provide that restricted stock issued to employees will fully vest on the third anniversary of the grant date.  However, the restricted stock will pro-rata vest sooner if an employee grantee terminates employment with or stops providing services to us because of death, disability, redundancy or retirement.  The restricted stock will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP).  Restricted stock units are granted to our directors and vest upon their resignation or retirement.

A summary of restricted stock award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
		Fair Value
	Number	(per share)
Non-vested shares at January 1, 2013	304	$18.46
Granted	149	17.72
Vested	(61)	16.54
Forfeited	(20)	17.91
Non-vested shares at December 31, 2013	372	$18.51

As of December 31, 2013, unrecognized compensation cost related to restricted stock awards was $2.3 million, which will be recognized over a weighted-average period of 1.8 years prior to vesting.  The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012, and 2011 was $1.1 million, $15.1 million, and $167,000, respectively.

Performance-Based Share Units

The LTIP allows for the award of performance-based share units which cliff vest after three years, subject to continued employment (with accelerated vesting upon a change in control).  Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established total stockholder return goals over a three year period and may range from 0% to 200% of the targeted amount.  The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance-based share unit award activity is as follows (in thousands):

		Weighted
		Average
		Grant-Date
		Fair Value
	Number	(per share)
Non-vested units at January 1, 2013	376	$18.66
Granted	228	20.24
Forfeited	(37)	19.11
Expired (1)	(152)	20.12
Non-vested units at December 31, 2013	415	$18.94

(1)                                 Represents units that did not achieve the targeted performance goal.

The assumptions used to estimate the fair value of the performance-based share units granted during the year ended December 31, are as follows:

	2013	2012	2011
Risk-free interest rate	0.4%	0.5%	1.3%
Expected volatility	42.5%	48.2%	87.3%
Term	3 years	3 years	3 years

Fair Value (per share)	$20.24	$17.61	$20.12

As of December 31, 2013, unrecognized compensation cost related to performance-based share units was $4.1 million which will be recognized over a weighted-average period of 1.7 years prior to vesting.  No shares have vested yet under outstanding performance-based share awards.

Non-Qualified Stock Options

Annually, we grant non-qualified stock options under the LTIP to certain employees.  Generally, the agreements provide that any option awarded will become exercisable in three years.  However, the option will become pro-rata exercisable sooner if a grantee terminates employment because of death, disability, redundancy or retirement.  The option award will fully vest if an employee is terminated without cause within two years after a change in control occurs (as such term is defined in the LTIP).  No option can be exercised more than ten years after the date of grant.  Each award will be forfeited if the grantee terminates employment with or stops providing services to us for any reason other than those reasons noted above.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of non-qualified stock option activity is as follows (in thousands except per share amounts):

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
		Price	Contractual	Intrinsic
	Number	(per option)	Term (years)	Value(1)
Options outstanding at January 1, 2013	1,332	$15.95	7.38	$4,720
Granted	229	17.50		—
Exercised	(64)	15.01		275
Forfeited	(53)	17.99		12
Expired	(5)	15.65		—
Options outstanding at December 31, 2013	1,439	$16.17	6.70	$2,999
Exercisable at December 31, 2013	924	$15.07	5.80	$2,709
Vested and expected to vest at
December 31, 2013	1,424	$16.15	6.70	$2,988

(1)                                 The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year-end.

As of December 31, 2013, we had $2.0 million of unrecognized compensation expense, net of estimated forfeitures, for non-vested stock options, which will be recognized as expense over the remaining weighted-average vesting period of approximately 1.8 years.

We used the Black-Scholes option pricing model to determine the fair value of stock options.  Determining the fair value of equity-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, and the associated volatility.  As we have limited historical exercise history, expected option life assumptions were developed using the simplified method as outlined in Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series.  We utilized U.S. Treasury yields as of the grant date for our risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option.  We blended our limited historical volatility with a 6.5 year peer historical lookback to develop our expected volatility.

The assumptions used to estimate the fair value of options granted during the years ended December 31, are as follows:

	2013	2012	2011
Weighted-average grant date fair value (per option)	$8.72	$9.05	$12.47
Assumptions:
Risk-free interest rate	1.4%	1.7%	2.9%
Expected option life	6.5 years	6.5 years	6.5 years
Expected volatility	49.7%	53.6%	59.5%

Employee Stock Purchase Plan

In May 2011, our stockholders approved the Cloud Peak Energy Inc. Employee Stock Purchase Plan (“ESPP”).  Eligible employees are able to authorize payroll deductions on a voluntary basis to purchase shares of CPE Inc.’s common stock at a discount from the market price.  A maximum of 500,000 shares of common stock have been reserved for sale under the ESPP.  Employees are eligible to participate in the ESPP if employed by us for at least six months and are expected to work at least 1,000 hours of service per calendar year.  Participating employees may contribute up to $200 of their eligible earnings during each pay period or $4,800 per plan year.  The purchase price of common stock purchased under the ESPP is equal to the lesser of (i) 90% of the fair market value

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of CPE Inc.’s common stock on the offering date and (ii) 90% of the fair market value of CPE Inc.’s common stock on the last day of the annual option period.

Compensation costs related to the ESPP are as follows:

	2013	2012	2011
Unrecognized compensation expense	$0.2	$0.3	$0.3
Recognized compensation expense	0.4	0.1	0.1
Total ESPP compensation expense	$0.6	$0.4	$0.4

The fair value of each purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Weighted-average fair value (per award)	$4.28	$5.51	$6.04
Assumptions:
Risk-free interest rate	0.1%	0.2%	0.1%
Expected option life	1.0	1.0	1.0
Expected volatility	33.1%	44.7%	43.0%

19.  Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax are as follows (in thousands):

	Post- retirement Medical Plan	Decker Defined Benefit Pension	Total
Beginning balance, January 1, 2011	$(9,957)	$(4,701)	$(14,658)
Other comprehensive income before reclassifications	(3,585)	(1,206)	(4,791)
Amounts reclassified from accumulated other comprehensive income	835	—	835
Net current period other comprehensive loss	(2,750)	(1,206)	(3,956)
Ending balance, December 31, 2011	(12,707)	(5,907)	(18,614)
Other comprehensive income before reclassifications	(2,986)	130	(2,856)
Amounts reclassified from accumulated other comprehensive income	1,009	—	1,009
Net current period other comprehensive income (loss)	(1,977)	130	(1,847)
Ending balance, December 31, 2012	(14,684)	(5,777)	(20,461)
Other comprehensive income before reclassifications	7,017	2,014	9,031
Amounts reclassified from accumulated other comprehensive income	1,151	—	1,151
Net current period other comprehensive income	8,168	2,014	10,182
Ending balance, December 31, 2013	$(6,517)	$(3,763)	$(10,279)

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reclassifications out of AOCI are as follows (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Postretirement Medical Plan (1)
Amortization of prior service costs included in cost of product sold (2)	$1,482	$1,326	$1,112
Amortization of prior service costs included in selling, general and administrative expenses (2)	293	249	193
Total before tax	1,775	1,575	1,305
Tax benefit	(624)	(566)	(470)
Amounts reclassified from accumulated other comprehensive income	$1,151	$1,009	$835

(1)                                 See Note 15 for the computation of net periodic postretirement benefit costs.

(2)                                 Presented on the consolidated statements of operations and comprehensive income.

20.  Capital Stock and Earnings Per Share (CPE Inc. Only)

Common Stock

We have 200.0 million authorized shares of $0.01 par value common stock.  The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders. Our shareholders do not have cumulative voting rights in the election of directors. Subject to preferences that may be granted to any then-outstanding preferred stock, holders of our common stock are entitled to receive ratably only those dividends that the board of directors may from time to time declare, and we may pay, on our outstanding shares in the manner and upon the terms and conditions provided by law. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters—Dividend Policy.” In general, in the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to share ratably in our assets, if any, remaining after we pay our liabilities and distribute the liquidation preference of any then-outstanding preferred stock. Holders of our common stock have no pre-emptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to our common stock.

Treasury Stock

We allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the payout of performance units that settled in common stock.  The value of the common stock withheld is based upon the closing price on the vesting date.

Earnings per Share

Dilutive potential shares of common stock include restricted stock and options issued under the LTIP (see Note 18).  We apply the treasury stock method to determine dilution from restricted stock and options.  Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period.  Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.  For our performance units, the contingent feature results in an assessment for any potentially dilutive common stock by using the end of the reporting period as it were the end of the contingency period.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share amounts):

	2013	2012	2011
Numerator for calculation of basic earnings per share:
Net income	$51,971	$173,720	$189,797
Denominator for basic income per share:
Weighted-average shares outstanding	60,652	60,093	60,004
Basic earnings per share	$0.86	$2.89	$3.16

Numerator for calculation of diluted earnings per share:
Net income	$51,971	$173,720	$189,797
Denominator for diluted income per share:
Weighted-average shares outstanding	60,652	60,093	60,004
Dilutive effect of stock equivalents	509	834	633
Denominator for diluted earnings per share	61,161	60,927	60,637
Diluted earnings per share	$0.85	$2.85	$3.13

For the years ended December 31, the following were excluded from the diluted earnings per share calculation because they were anti-dilutive (in thousands):

	2013	2012	2011
Restricted stock	196	28	7
Options outstanding	495	57	73
Employee stock purchase plan	21	21	8

21.  Related Party Transactions

Related party activity consists primarily of coal sales to our equity method investment, Venture Fuels Partnership.  For purposes of classifying related party transactions, we consider all agreements entered into with Rio Tinto prior to the Secondary Offering as related party transactions.  These include the delivery of coal under arms-length commercial arrangements in the ordinary course of business and engaging Rio Tinto for agency services in connection with our export coal sales.  As of November 2011, all material sales and support service agreements entered into with Rio Tinto prior to the Secondary Offering had been terminated.

The following table summarizes related party transactions for the years ended December 31 (in thousands):

	2013	2012	2011
Sales of coal to Venture Fuels Partnership	$19,708	$22,069	$20,461

Transactions with Rio Tinto:
Agency services fees paid to Rio Tinto	$—	$—	$712
Revenue from export sales agreements with Rio Tinto	$—	$—	$16,203

22.  Segment Information

We have reportable segments of Owned and Operated Mines, Logistics and Related Activities, and Corporate and Other.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Owned and Operated Mines segment is characterized by the predominant focus on thermal coal production where the sale occurs at the mine site and where title and risk of loss pass to the customer at that point.  This segment includes our Antelope mine, Cordero Rojo mine, and Spring Creek mine.  Sales in this segment are primarily to domestic electric utilities; although a portion is made to our Logistics and Related Activities segment.  Our mines utilize surface mining extraction processes and are all located in the PRB.  The gains and losses resulting from our domestic coal futures contracts and WTI collar derivative financial instruments are reported within this segment.

Our Logistics and Related Activities segment is characterized by the services we provide to our international and domestic customers where we deliver coal to the customer at a terminal or the customer’s plant or other delivery point, remote from our mine site.  Services provided include: the purchase of coal from third parties or from our owned and operated mines as well as the contracting and coordination of the transportation and other handling services from third-party operators — typically rail and terminal companies.  Title and risk of loss are retained by the Logistics and Related Activities segment through the transportation and delivery process.  Title and risk of loss pass to the customer in accordance with the contract and typically occur at a vessel loading terminal, a vessel unloading terminal or an end use facility.  Risk associated with rail and terminal take-or-pay agreements is also borne by the Logistics and Related Activities segment.  The gains and losses resulting from our international coal forward derivative financial instruments are reported within this segment.

Our Corporate and Other segment includes results relating to broker activity, our share of the Decker mine operations, and unallocated corporate costs and assets.  All corporate costs, except Board of Directors related expenses, are allocated to the segments based upon their relative percentage of certain financial metrics.

Eliminations represent the purchase and sale of coal between reportable segments and the associated elimination of intercompany profit or loss in inventory.  Sales between reportable segments are priced based on prevailing market prices.

Our chief operating decision maker uses Adjusted EBITDA as the primary measure of segment reporting performance.  EBITDA represents net income before (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, (4) amortization, and (5) accretion.  Adjusted EBITDA represents EBITDA as further adjusted for specifically identified items that management believes do not directly reflect our core operations.  For the periods presented herein, the specifically identified items are:  (1) adjustments to exclude the updates to the tax agreement liability, including tax impacts of the IPO and Secondary Offering, (2) adjustments for derivative financial instruments, excluding fair value mark-to-market gains or losses and including cash amounts received or paid, and (3) adjustments to exclude a significant broker contract that expired in the first quarter of 2010.

Revenue

The following table presents revenue for the years ended December 31, (in thousands):

	2013	2012	2011
Owned and Operated Mines	$1,137,542	$1,205,652	$1,241,567
Logistics and Related Activities	265,865	338,804	327,417
Corporate and Other	49,367	37,984	50,925
Eliminations of intersegment sales	(56,677)	(65,668)	(66,248)
Consolidated revenue	$1,396,097	$1,516,772	$1,553,661

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue from external customers by geographic region for the years ended December 31, (in thousands):

	2013	2012	2011
United States	$1,148,235	$1,211,755	$1,257,604
South Korea	165,172	265,166	233,056
Other	82,690	39,851	63,001
Total revenue from external customers	$1,396,097	$1,516,772	$1,553,661

We attribute revenue to individual countries based on the location of the physical delivery of the coal.  All of our revenue for the years ended December 31, 2013, 2012, and 2011 originated in the U.S.

Adjusted EBITDA

The following table presents Adjusted EBITDA for the years ended December 31, (in thousands):

	2013	2012	2011
Owned and Operated Mines	$201,987	$283,280	$318,751
Logistics and Related Activities	11,395	57,080	24,707
Corporate and Other	5,980	36	8,120
Eliminations	(792)	(1,568)	116
Consolidated Adjusted EBITDA	218,571	338,828	351,695
Interest expense, net	(41,225)	(35,241)	(33,274)
Depreciation, depletion and accretion	(115,865)	(107,764)	(99,596)
Tax agreement expense	(10,515)	29,000	(19,854)
Derivative financial instruments:
Exclusion of fair value mark-to-market gains	25,611	22,754	2,275
Inclusion of cash amounts received	(12,976)	(11,244)	—
Total derivative financial instruments	12,635	11,511	2,275
Income tax	(11,629)	(62,614)	(11,449)

Net income	$51,971	$173,720	$189,797

Total Assets

The following table presents total assets at December 31, (in thousands):

	2013	2012
Owned and Operated Mines	$1,761,406	$1,826,165
Logistics and Related Activities	55,770	46,426
Corporate and Other	540,432	478,536
Eliminations	(183)	196
Consolidated assets	$2,357,425	$2,351,323

As of December 31, 2013, 2012, and 2011, all of our long lived assets were located in the U.S.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Expenditures

The following table presents purchases of property, plant and equipment, investments in project development, acquisition of coal and land assets, and assets acquired under capital leases for the years ended December 31, (in thousands):

	2013	2012	2011
Owned and Operated Mines	$55,663	$345,562	$168,258
Logistics and Related Activities	2,497	7,389	—
Corporate and Other	5,089	8,365	9,882
Eliminations	—	—	—
Consolidated	$63,249	$361,316	$178,140

23.  CPE Inc. (Parent Company Only) Financial Information

Due to restrictions on CPE Resources’s ability to pay dividends or transfer assets to CPE Inc. imposed by its debt covenants, the following parent company only condensed financial information is presented which reflects the financial condition, results of operations and cash flows of CPE Inc.  The information has been prepared using the equity method of consolidation under U.S. GAAP.

The results of operations and cash flows are for the years ended December 31, (in thousands):

Condensed Statements of Operations

	2013	2012	2011
Management fee	$9,535	$8,076	$7,254
Costs and expenses
General and administrative expenses	9,570	8,076	7,254
Total costs and expenses	9,570	8,076	7,254
Income (Loss) before equity in earnings of consolidated subsidiaries and income taxes	(35)	—	—
Equity in earnings of CPE Resources	58,898	155,609	201,221
Interest expense	(226)	(312)	(104)
Change in tax agreement liability	(10,515)	29,000	(19,854)
Income tax (expense) benefit	3,850	(10,578)	8,534
Net income	$51,971	$173,720	$189,797

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets
Deferred income taxes	$4,960	$7,015
Due from related party	—	12,554
Other assets	8,714	289
Total current assets	13,675	19,858
Deferred income taxes	33,087	34,939
Other assets	48	48
Investment in CPE Resources	1,068,270	999,190
Total assets	$1,115,080	$1,054,035

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$18
Due to related party	6,191	—
Current portion of tax agreement liability	13,504	19,485
Accrued expenses	3,245	6,457
Total current liabilities	22,940	25,960
Tax agreement liability, net of current portion	90,091	97,053
Total liabilities	113,030	123,013
Total stockholders’ equity	1,002,048	931,022
Total liabilities and stockholders’ equity	$1,115,080	$1,054,035

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$51,971	$173,720	$189,797
Adjustments to reconcile net income (loss) to net cash used in operating activities	(51,971)	(173,720)	(189,798)
Net cash used in operating activities	—	—	(1)
Decrease in cash and cash equivalents	—	—	(1)
Cash and cash equivalents at beginning of period	—	—	1
Cash and cash equivalents at end of period	$—	$—	$—

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Summary Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is presented below (in thousands except share amounts).

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$338,052	$329,996	$374,816	$353,234
Operating income	34,619	17,067	33,831	26,865
Net income	15,395	4,709	17,966	13,901
Income per common share from continuing operations attributable to the controlling interest:
Basic	$0.25	$0.08	$0.30	$0.23
Diluted	$0.25	$0.08	$0.29	$0.23

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$372,903	$343,183	$425,861	$374,825
Operating income	47,027	58,722	81,634	54,482
Net income	26,618	33,678	85,260	28,163
Income (loss) per common share from continuing operations attributable to the controlling interest:
Basic	$0.44	$0.56	$1.42	$0.47
Diluted	$0.44	$0.55	$1.39	$0.46

During the three months ended September 30, 2012, CPE Inc. completed its update of its most recent operating plans, inclusive of market and cash cost forecasts, and calculation of the resulting amount and timing of estimated future taxable income.  Because of the reduced future tax value expected to be received, there was a decrease in the tax agreement liability due to Rio Tinto, resulting in a benefit to non-operating income for the three months ended September 30, 2012.  In addition, the deferred tax valuation allowance was reduced based the update of the operating plans, resulting in a benefit to income tax expense.

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Supplemental Guarantor/Non-Guarantor Financial Information (CPE Resources only)

In accordance with the indenture governing the senior notes, certain wholly-owned U.S. subsidiaries of CPE Resources (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed these senior notes on a joint and several basis.  These guarantees of either series of senior notes are subject to release in the following customary circumstances:

•                        a sale or other disposition (including by way of consolidation or merger or otherwise) of the Guarantor Subsidiary or the sale or disposition of all or substantially all the assets of the Guarantor Subsidiary (other than to the CPE Resources or a Restricted Subsidiary (as defined in the indenture) of CPE Resources) otherwise permitted by the indenture,

•                        a sale of the majority of the capital stock of a Guarantor Subsidiary to a third person otherwise permitted by the indenture, after which the applicable Guarantor Subsidiary is no longer a Restricted Subsidiary,

•                        upon a liquidation or dissolution of a Guarantor Subsidiary so long as no default under the indenture occurs as a result thereof,

•                        the designation by CPE Resources in accordance with the indenture of the Guarantor Subsidiary as an Unrestricted Subsidiary or the Guarantor Subsidiary otherwise ceases to be a Restricted Subsidiary of CPE Resources in accordance with the indenture,

•                        defeasance or discharge of such series of senior notes or

•                        the release, other than the discharge through payment by the Guarantor Subsidiary, of all other guarantees by such Restricted Subsidiary of Debt (as defined in the indenture) of CPE Resources or the co-issuer of the senior notes.

Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the senior note holders.  The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries:

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$13	$1,374,610	$21,474	$—	$1,396,097
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	87	1,113,988	22,243	—	1,136,318
Depreciation and depletion	2,679	102,329	(4,485)	—	100,523
Accretion	—	11,328	4,014	—	15,342
Derivative financial instruments	—	(25,611)	—	—	(25,611)
Selling, general and administrative expenses	728	52,302	—	—	53,031
Other operating costs	3,067	1,010	—	—	4,077
Total costs and expenses	6,561	1,255,346	21,772	—	1,283,680
Operating income (loss)	(6,548)	119,264	(298)	—	112,417
Other income (expense)
Interest income	440	—	—	—	440
Interest expense	(39,410)	(1,890)	(365)	—	(41,665)
Other, net	(395)	2,516	529	—	2,650
Total other expense	(39,365)	626	164	—	(38,575)
Income (loss) before income tax provision and earnings (losses) from affiliates	(45,913)	119,890	(134)	—	73,842
Income tax provision	15,645	(32,473)	1,348	—	(15,479)
Earnings from unconsolidated affiliates, net of tax	23	512	—	—	535
Earnings (losses) from consolidated affiliates, net of tax	89,143	1,214	—	(90,357)	—
Net income (loss)	58,898	89,143	1,214	(90,357)	58,898

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,775	1,775	—	(1,775)	1,775
Retiree medical plan adjustment	10,824	10,824	—	(10,824)	10,824
Decker pension adjustment	3,199	3,199	3,199	(6,398)	3,199
Income taxes on retiree medical plan adjustments	(5,616)	(5,616)	(1,185)	6,801	(5,616)
Other comprehensive income (loss)	10,182	10,182	2,014	(12,196)	10,182
Total comprehensive income (loss)	$69,080	$99,325	$3,228	$(102,553)	$69,080

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,494,597	$22,176	$—	$1,516,772
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	(12)	1,103,013	29,397	—	1,132,399
Depreciation and depletion	2,403	89,554	2,618	—	94,575
Accretion	—	9,852	3,336	—	13,189
Derivative financial instruments	—	(22,754)	—	—	(22,754)
Selling, general and administrative expenses	742	53,808	—	—	54,548
Other operating costs	—	2,949	—	—	2,949
Total costs and expenses	3,133	1,236,422	35,352	—	1,274,906
Operating income (loss)	(3,133)	258,175	(13,176)	—	241,866
Other income (expense)
Interest income	1,086	—	—	—	1,086
Interest expense	(33,963)	(1,991)	(63)	—	(36,016)
Other, net	—	(847)	—	—	(847)
Total other expense	(32,877)	(2,838)	(62)	—	(35,777)
Income (loss) before income tax provision and earnings (losses) from affiliates	(36,010)	255,337	(13,238)	—	206,089
Income tax provision	32,134	(89,142)	4,972	—	(52,036)
Earnings from unconsolidated affiliates, net of tax	17	1,539	—	—	1,556
Earnings (losses) from consolidated affiliates, net of tax	159,468	(8,266)	—	(151,202)	—
Net income (loss)	155,609	159,468	(8,266)	(151,202)	155,609

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,575	1,575	—	(1,575)	1,575
Retiree medical plan adjustment	(4,665)	(4,665)	—	4,665	(4,665)
Decker pension adjustment	204	204	204	(408)	204
Income taxes on retiree medical plan adjustments	1,039	1,039	(73)	(966)	1,039
Other comprehensive income (loss)	(1,847)	(1,847)	131	1,716	(1,847)
Total comprehensive income (loss)	$153,762	$157,621	$(8,135)	$(149,486)	$153,762

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1	$1,529,846	$23,814	$—	$1,553,661
Costs and expenses
Cost of product sold (exclusive of depreciation, depletion, amortization and accretion, shown separately)	192	1,125,340	25,585	—	1,151,117
Depreciation and depletion	2,027	80,689	4,411	—	87,127
Accretion	—	8,539	3,930	—	12,469
Derivative financial instruments	—	(2,275)	—	—	(2,275)
Selling, general and administrative expenses	811	50,250	—	—	51,061
Other operating costs	—	1,419	—	—	1,419
Total costs and expenses	3,030	1,263,962	33,926	—	1,300,918
Operating income (loss)	(3,029)	265,884	(10,112)	—	252,743
Other income (expense)
Interest income	590	1	1	—	592
Interest expense	(32,772)	(932)	(58)	—	(33,762)
Other, net	—	(170)	—	—	(170)
Total other expense	(32,182)	(1,101)	(57)	—	(33,340)
Income (loss) before income tax provision and earnings (losses) from affiliates	(35,211)	264,783	(10,169)	—	219,403
Income tax provision	83,425	(106,956)	3,548	—	(19,983)
Earnings from unconsolidated affiliates, net of tax	21	1,780	—	—	1,801
Earnings (losses) from consolidated affiliates, net of tax	152,986	(6,621)	—	(146,365)	—
Net income (loss)	201,221	152,986	(6,621)	(146,365)	201,221

Other comprehensive income
Retiree medical plan amortization of prior service costs	1,305	1,305	—	(1,305)	1,305
Retiree medical plan adjustment	(5,602)	(5,602)	—	5,602	(5,602)
Decker pension adjustment	(1,885)	(1,885)	(1,885)	3,770	(1,885)
Income taxes on retiree medical plan adjustments	2,226	2,225	678	(2,903)	2,226
Other comprehensive income (loss)	(3,956)	(3,957)	(1,207)	5,164	(3,956)
Total comprehensive income (loss)	$197,265	$149,029	$(7,828)	$(141,201)	$197,265

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$226,993	$496	$4,144	$—	$231,633
Investments in marketable securities	80,687	—	—	—	80,687
Accounts receivable	—	12,799	61,269	—	74,068
Due from related parties	—	541,997	—	(535,064)	6,933
Inventories, net	6,193	70,206	3,745	—	80,144
Deferred income taxes	—	13,372	12	(18)	13,366
Derivative financial instruments	—	26,420	—	—	26,420
Other assets	—	10,729	97	—	10,826
Total current assets	313,873	676,019	69,267	(535,082)	524,077
Noncurrent assets
Property, plant and equipment, net	9,301	1,644,679	34	—	1,654,014
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	35,994	10,938	11,342	—	58,274
Investments and other assets	1,800,258	—	—	(1,755,451)	44,807
Total assets	$2,159,426	$2,367,270	$80,643	$(2,290,533)	$2,316,806

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2,378	$55,472	$1,196	$—	$59,046
Royalties and production taxes	—	129,158	2,758	—	131,917
Accrued expenses	2,087	35,652	480	—	38,218
Due to related parties	489,645	—	45,419	(535,064)	—
Current portion of federal coal lease obligations	—	58,958	—	—	58,958
Other liabilities	54	1,493	966	—	2,513
Current deferred income taxes	18	—	—	(18)	—
Total current liabilities	494,182	280,733	50,819	(535,082)	290,652
Noncurrent liabilities
Senior notes	596,974	—	—	—	596,974
Federal coal lease obligations, net of current portion	—	63,970	—	—	63,970
Asset retirement obligations, net of current portion	—	175,275	70,806	—	246,081
Other liabilities	—	62,400	3,142	(14,683)	50,859
Total liabilities	1,091,156	582,378	124,767	(549,765)	1,248,536
Commitments and Contingencies (Note 16)

Total member’s equity	1,068,270	1,784,892	(44,124)	(1,740,768)	1,068,270
Total liabilities and member’s equity	$2,159,426	$2,367,270	$80,643	$(2,290,533)	$2,316,806

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

	December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,076	$—	$2,615	$—	$197,691
Investments in marketable securities	80,341	—	—	—	80,341
Accounts receivable	—	74,008	2,108	—	76,117
Due from related parties	—	385,102	42	(383,583)	1,561
Inventories, net	6,741	71,312	3,622	—	81,675
Deferred income taxes	—	21,124	—	(28)	21,096
Derivative financial instruments	138	13,647	—	—	13,785
Other assets	7	16,100	117	—	16,224
Total current assets	282,303	581,293	8,504	(383,610)	488,490
Noncurrent assets
Property, plant and equipment, net	9,239	1,666,020	3,035	—	1,678,294
Goodwill	—	35,634	—	—	35,634
Deferred income taxes	22,807	24,650	18,679	—	66,136
Investments and other assets	1,682,267	—	4,470	(1,646,259)	40,478
Total assets	$1,996,616	$2,307,597	$34,688	$(2,029,869)	$2,309,032

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$2,558	$45,896	$1,117	$—	$49,571
Royalties and production taxes	—	126,726	2,625	—	129,351
Accrued expenses	2,087	41,529	292	—	43,908
Due to related parties	396,137	—	—	(383,583)	12,554
Current portion of federal coal lease obligations	—	63,191	—	—	63,191
Other liabilities	76	1,754	966	(27)	2,769
Total current liabilities	400,858	279,096	5,001	(383,611)	301,344
Noncurrent liabilities
Senior notes	596,506	—	—	—	596,506
Federal coal lease obligations, net of current portion	—	122,928	—	—	122,928
Asset retirement obligations, net of current portion	—	164,626	74,365	—	238,991
Other liabilities	61	77,655	5,806	(33,449)	50,073
Total liabilities	997,425	644,305	85,172	(417,060)	1,309,842
Commitments and Contingencies (Note 16)
Total member’s equity	999,190	1,663,293	(50,484)	(1,612,809)	999,190
Total liabilities and member’s equity	$1,996,615	$2,307,598	$34,688	$(2,029,869)	$2,309,032

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidated Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2013
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$37,369	$149,691	$(6,080)	$—	$180,980

Investing activities
Purchases of property, plant and equipment	(5,085)	(41,692)	(3)	—	(46,780)
Cash paid for capitalized interest	—	(33,230)	—	—	(33,230)
Investments in marketable securities	(64,357)	—	—	—	(64,357)
Maturity and redemption of investments	64,011	—	—	—	64,011
Investment in development projects	—	(6,247)	—	—	(6,247)
Partnership escrow return	—	—	4,468	—	4,468
Contributions made to subsidiary	—	(7,600)	—	7,600	—
Distributions from subsidiary	—	4,468	—	(4,468)	—
Other	(21)	126	12	—	117
Net cash used in investing activities	(5,452)	(84,175)	4,477	3,132	(82,018)

Financing activities
Principal payments on federal coal leases	—	(63,191)	—	—	(63,191)
Payment of debt issuance costs	—	(1,039)	—	—	(1,039)
Contributions received from parent	—	—	7,600	(7,600)	—
Distributions made to parent	—	—	(4,468)	4,468	—
Other	—	(790)	—	—	(790)
Net cash provided by (used in) financing activities	—	(65,020)	3,132	(3,132)	(65,020)
Net increase in cash and cash equivalents	31,917	496	1,529	—	33,942
Cash and cash equivalents at beginning of year	195,076	—	2,615	—	197,691
Cash and cash equivalents at the end of year	$226,993	$496	$4,144	$—	$231,633

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2012
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,458	$219,458	$(8,447)	$—	$247,469

Investing activities
Acquisition of Youngs Creek and CX Ranch coal and land assets	—	(300,377)	—	—	(300,377)
Purchases of property, plant and equipment	(8,175)	(45,185)	(190)	—	(53,550)
Cash paid for capitalized interest	—	(50,119)	—	—	(50,119)
Investments in marketable securities	(67,576)	—	—	—	(67,576)
Maturity and redemption of investments	62,463	—	—	—	62,463
Investment in development projects	—	(7,389)	—	—	(7,389)
Return of restricted cash	71,244	—	—	—	71,244
Partnership escrow deposit	—	—	(4,470)	—	(4,470)
Contributions made to subsidiary	(300,377)	(12,570)	—	312,947	—
Other	(47)	1,907	—	—	1,860
Net cash used in investing activities	(242,468)	(413,733)	(4,660)	312,947	(347,914)

Financing activities
Principal payments on federal coal leases	—	(102,198)	—	—	(102,198)
Contributions received from parent	—	300,377	12,570	(312,947)	—
Other	—	(3,906)	—	—	(3,906)
Net cash used in financing activities	—	194,273	12,570	(312,947)	(106,104)
Decrease in cash and cash equivalents	(206,010)	(2)	(537)	—	(206,549)
Cash and cash equivalents at beginning of year	401,087	2	3,151	—	404,240
Cash and cash equivalents at end of year	$195,076	$—	$2,615	$—	$197,691

CLOUD PEAK ENERGY INC. AND

CLOUD PEAK ENERGY RESOURCES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

	Year Ended December 31, 2011
	Parent Company (CPE Resources)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$55,508	$247,529	$(6,090)	$—	$296,947

Investing activities
Purchases of property, plant and equipment	(9,721)	(98,804)	(208)	—	(108,733)
Cash paid for capitalized interest	—	(33,989)	—	—	(33,989)
Investments in marketable securities	(75,228)	—	—	—	(75,228)
Initial payment on federal coal leases	—	(69,407)	—	—	(69,407)
Return of restricted cash	110,972	—	—	—	110,972
Distributions received from subsidiary	—	8,637	—	(8,637)	—
Other	—	713	—	—	713
Net cash used in investing activities	26,023	(192,850)	(208)	(8,637)	(175,672)

Financing activities
Principal payments on federal coal leases	—	(54,630)	—	—	(54,630)
Distributions made to parent	(162)	—	(8,637)	8,637	(162)
Other	(2,292)	(51)	—	—	(2,343)
Net cash used in financing activities	(2,454)	(54,681)	(8,637)	8,637	(57,135)
Net increase (decrease) in cash and cash equivalents	79,077	(2)	(14,935)	—	64,140
Cash and cash equivalents at beginning of period	322,010	4	18,086	—	340,100
Cash and cash equivalents at the end of year	$401,087	$2	$3,151	$—	$404,240

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

CPE Inc.

Disclosure Controls and Procedures

An evaluation was performed by CPE Inc.’s management, under the supervision and with the participation of CPE Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Inc.’s disclosure controls and procedures as of December 31, 2013.  CPE Inc.’s Chief Executive Officer and Chief Financial Officer, have concluded that CPE Inc.’s disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Inc.’s management, including CPE Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2013.

CPE Inc.’s management, including CPE Inc.’s Chief Executive Officer and Chief Financial Officer, does not expect that CPE Inc.’s disclosure controls and procedures or CPE Inc.’s internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management’s Report on Internal Control Over Financial Reporting

CPE Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision of CPE Inc.’s Chief Executive Officer and Chief Financial Officer, and effected by CPE Inc.’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CPE Inc.’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CPE Inc.’s management conducted an evaluation of the effectiveness of CPE Inc.’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Based on this evaluation, CPE Inc.’s management concluded that CPE Inc.’s internal control over financial reporting was effective as of December 31, 2013.

CPE Inc.’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of CPE Inc.’s internal control over financial reporting as of December 31, 2013, as stated in their audit report included in Part II, Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in CPE Inc.’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, CPE Inc.’s internal control over financial reporting.

CPE Resources

Disclosure Controls and Procedures

An evaluation was performed by CPE Resources’s management, under the supervision and with the participation of CPE Resources’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CPE Resources’s disclosure controls and procedures as of December 31, 2013.  CPE Resources’s Chief Executive Officer and Chief Financial Officer, have concluded that CPE Resources’s disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to CPE Resources’s management, including CPE Resources’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective at a reasonable assurance level as of December 31, 2013.

CPE Resources’s management, including CPE Resources’s Chief Executive Officer and Chief Financial Officer, does not expect that CPE Resources’s disclosure controls and procedures or CPE Resources’s internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management’s Report on Internal Control Over Financial Reporting

CPE Resources’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision of CPE Resources’s Chief Executive Officer and Chief Financial Officer, and effected by CPE Inc.’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CPE Resources’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CPE Resources’s management conducted an evaluation of the effectiveness of CPE Resources’s internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Based on this evaluation, CPE Resources’s management concluded that CPE Resources’s internal control over financial reporting was effective as of December 31, 2013.

CPE Resources is a wholly-owned subsidiary of CPE Inc., and as a non-accelerated filer is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in CPE Resources’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, CPE Resources’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K is included under the caption Election of Class II Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and in Part I of this report under the caption “Executive Officers.”  Such information is incorporated herein by reference.  The information required by Items 405 and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under the captions Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and is incorporated herein by reference.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is available on our website at www.cloudpeakenergy.com in the “Corporate Governance and Committee Charters” subsection in the “Investor Relations” section.  We will disclose any future amendments to or waivers from our Code of Ethics for our Chief Executive Officer or Senior Financial Officers by posting such information on our website.

Item 11.  Executive Compensation.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be included in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting under the caption Executive Compensation and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be included under the caption Security Ownership of Management and Principal Stockholders in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and is incorporated herein by reference.

As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2013:

Number of securities remaining
	Number of securities to be	Weighted -average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants, and rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,138,969	$16.17	2,648,254	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$16.17	2,648,254	(1)

(1)                                 Includes 2,285,311 shares under the LTIP and 362,943 shares under our Employee Stock Purchase Plan.  Shares available for issuance under the LTIP may be issued pursuant to restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K will be included under the captions Certain Relationships and Related Party Transactions in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and is incorporated herein by reference.  The information required by Item

407(a) of Regulation S-K will be included under the caption Independence of Directors in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be included under the caption Independent Auditor Fees and Services in our Proxy Statement to be distributed to our stockholders in connection with our 2014 annual meeting and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1)         Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(2)         Reserved

(3)         Exhibit List

(b)  Exhibits

See Exhibit Index at page 144 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY INC.

	By:	/s/ COLIN MARSHALL
Date: February 13, 2014		Colin Marshall

President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures	Title	Date

/s/ COLIN MARSHALL	President and Chief Executive Officer	February 13, 2014
Colin Marshall	(Principal Executive Officer)

/s/ MICHAEL BARRETT	Executive Vice President and Chief Financial Officer	February 13, 2014
Michael Barrett	(Principal Financial Officer)

/s/ HEATH A. HILL	Vice President and Chief Accounting Officer	February 13, 2014
Heath A. Hill	(Principal Accounting Officer)

/s/ KEITH BAILEY	(Chairman of the Board of Directors)	February 13, 2014
Keith Bailey

/s/ PATRICK J. CONDON	(Director)	February 13, 2014
Patrick J. Condon

/s/ WILLIAM T. FOX III	(Director)	February 13, 2014
William T. Fox III

/s/ STEVEN W. NANCE	(Director)	February 13, 2014
Steven W. Nance

/s/ WILLIAM F. OWENS	(Director)	February 13, 2014
William F. Owens

/s/ JAMES VOORHEES	(Director)	February 13, 2014
James Voorhees

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUD PEAK ENERGY RESOURCES LLC

	By:	/s/ COLIN MARSHALL
Date: February 13, 2014		Colin Marshall
President and Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signatures		Title	Date

/s/ COLIN MARSHALL		President and Chief Executive Officer	February 13, 2014
Colin Marshall		(Principal Executive Officer)

/s/ MICHAEL BARRETT		Executive Vice President and Chief Financial Officer	February 13, 2014
Michael Barrett		(Principal Financial Officer)

/s/ HEATH A. HILL		Vice President and Chief Accounting Officer	February 13, 2014
Heath A. Hill		(Principal Accounting Officer)

Cloud Peak Energy Inc.		(Sole Managing Member)

February 13, 2014
By:	/S/ COLIN MARSHALL
Colin Marshall
President and Chief Executive Officer

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.  The headings below are for convenience only and do not modify in any way the requirements of the Securities and Exchange Commission with regard to exhibits.

Exhibit Number	Description of Documents

Acquisition Agreements

2.1

Purchase and Sale Agreement, dated as of June 29, 2012, among Arrowhead I LLC, Chevron U.S.A. Inc., CONSOL Energy Inc., Consolidation Coal Company and Reserve Coal Properties Company (Incorporated herein by reference to Exhibit 2.1 to CPE Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.2

Purchase and Sale Agreement, dated as of June 29, 2012, among Chevron U.S.A. Inc. and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.2 to CPE Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

2.3

Purchase and Sale Agreement, dated as of June 29, 2012, among CONSOL Energy Inc., Consolidation Coal Company, Reserve Coal Properties Company and Arrowhead I LLC (Incorporated herein by reference to Exhibit 2.3 to CPE Inc.’s Current Report on Form 8-K filed on July 2, 2012 (File No. 001-34547))

Corporate Documents

3.1*	Amended and Restated Certificate of Incorporation of Cloud Peak Energy Inc. effective as of November 25, 2009

3.2

Amended and Restated Bylaws of Cloud Peak Energy Inc. effective as of November 25, 2009 (Incorporated herein by reference to Exhibit 3.1 to CPE Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

3.3

Certificate of Formation of Rio Tinto Sage LLC effective as of August 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to CPE Resources’s Registration Statement on Form S-4/A filed on August 17, 2010 (File No. 333-168639))

3.4

Third Amended and Restated Limited Liability Company Agreement of Cloud Peak Energy Resources LLC, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

4.1	Form of Stock Certificate of Cloud Peak Energy Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293))

Indenture

4.2

Indenture, dated as of November 25, 2009, by and among Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page), Cloud Peak Energy Finance Corp., Wilmington Trust Company and Citibank, N.A. (Incorporated herein by reference to Exhibit 4.1 to CPE Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

4.3	Form of Exchange Notes (Included in Exhibit 4.2 hereto)

Exhibit Number	Description of Documents

Coal Leases

10.1	Federal Coal Lease WYW-151643: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.2	Federal Coal Lease WYW-141435: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.3	Federal Coal Lease WYW-0321780: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.4	Federal Coal Lease WYW-0322255: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.4 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.5	Federal Coal Lease WYW-163340: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on July 1, 2011 (File No. 001-34547))

10.6	Federal Coal Lease WYW-177903: Antelope Coal LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on August 12, 2011 (File No. 001-34547))

10.7	State of Wyoming Coal Lease No.0-26695: Antelope Coal Mine (Incorporated herein by reference to Exhibit 10.5 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.8	Federal Coal Lease WYW-8385: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.6 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.9	Federal Coal Lease WYW-23929: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.7 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.10	Federal Coal Lease WYW-174407: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.8 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.11	Federal Coal Lease WYW-154432: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.12	State of Wyoming Coal Lease No. 0-26935-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.10 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.13	State of Wyoming Coal Lease No. 0-26936-A: Cordero-Rojo Mine (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.14	Federal Coal Lease MTM-88405: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.12 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.15	Modified Federal Coal Lease MTM-069782: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on June 18, 2010 (File No. 001-34547))

10.16	Federal Coal Lease MTM-94378: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.14 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.17	State of Montana Coal Lease No. C-1101-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.15 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.18	State of Montana Coal Lease No. C-1099-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.16 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.19	State of Montana Coal Lease No. C-1100-00: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.17 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

10.20	State of Montana Coal Lease No. C-1088-05: Spring Creek Mine (Incorporated herein by reference to Exhibit 10.18 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293))

Exhibit Number	Description of Documents

Decker

10.21

Agreement by and among Western Minerals, Inc., Wytana, Inc., Montana Royalty Company, Ltd. and Peter Kiewit Sons’ Co.., dated September 1, 1970, as amended by supplement dated as of January 1, 1974, amendment No. 2 dated as of December 1, 1977, amendment No. 3, dated as of August 24, 1978, amendment No. 4, dated as of October 1, 1982, amendment No. 5, dated as of July 9, 1983, amendment No. 6, dated as of May 7, 1985, amendment No. 7, dated as of January 1, 1989, amendment No. 8, dated as of January 1, 1989, amendment No. 9, dated as of December 13, 1990 (sic), amendment No. 10, dated as of January 1, 1999, amendment No. 11, dated as of April 9, 2002 (Incorporated herein by reference to Exhibit 10.19 to CPE Inc.’s Form S-1 filed on August 12, 2009 (File No. 333-161293)), and amendment No. 12, dated as of January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on January 24, 2012 (File No. 001-34547))

IPO Agreements

10.22

Master Separation Agreement, dated as of November 19, 2009, by and among Cloud Peak Energy Inc., Cloud Peak Energy Resources LLC, Rio Tinto America Inc., Rio Tinto Energy America Inc. and Kennecott Management Services Company (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.23

Management Services Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.9 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

10.24

Tax Receivable Agreement, dated as of November 19, 2009, by and between Cloud Peak Energy Inc. and Rio Tinto Energy America Inc. (Incorporated herein by reference to Exhibit 10.11 to CPE Inc.’s Current Report on Form 8-K filed on November 25, 2009 (File No. 001-34547))

Credit Agreements

10.25

Amended and Restated Credit Agreement, dated as of June 3, 2011, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K/A filed on June 7, 2011 (File No. 001-34547))

10.26

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-34547))

10.27

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 18, 2013, by and among Cloud Peak Energy Resources LLC, the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and a syndicate of lenders (Incorporated herein by reference to Exhibit 10.28 to CPE Inc.’s Annual Report on Form 10-K filed on February 14, 2013 (File No. 001-34547))

10.28

Guarantee and Security Agreement, dated as of November 25, 2009, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on December 2, 2009 (File No. 001-34547))

10.29

Amendment No. 1 to Guarantee and Security Agreement, dated as of January 18, 2013, by and between Cloud Peak Energy Resources LLC (and its subsidiaries listed on the signature page) and Morgan Stanley Senior Funding, Inc. (Incorporated herein by reference to Exhibit 10.30 to CPE Inc.’s Annual Report on Form 10-K filed on February 14, 2013 (File No. 001-34547))

Exhibit Number	Description of Documents

Receivables Agreements

10.30

Receivables Purchase Agreement, dated as of February 11, 2013, by and between Cloud Peak Energy Resources LLC, Cloud Peak Energy Receivables LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-34547))

10.31

First Amendment to Receivables Purchase Agreement, dated as of September 20, 2013, by and among Cloud Peak Energy Receivables LLC, Cloud Peak Energy Resources LLC, Market Street Funding LLC, PNC Bank, National Association, as administrator, and various conduit purchasers (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Quarterly Report on Form 10-Q filed on October 30, 2013 (File No. 001-34547))

LTIP

10.32	Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.32 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293)) †

10.33

Amendment No. 1 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan(Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 14, 2011 (File No. 001-34547)) †

10.34

Amendment No. 2 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

10.35

Amendment No. 3 to the Cloud Peak Energy Inc. 2009 Long Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-34547)) †

Forms of LTIP Award Agreements

10.36

Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan IPO Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.33 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293)) †

10.37

Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.48 to CPE Inc.’s Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-34547))

10.38

Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547)) †

10.39

Form of 2011 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547)) †

10.40

Form of Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on Form 8-K filed on March 9, 2011 (File No. 001-34547)) †

10.41

Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547)) †

Exhibit Number	Description of Documents

10.42

Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547)) †

10.43

Form of 2012 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on Form 8-K filed on March 16, 2012 (File No. 001-34547)) †

10.44

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Performance Share Unit Award Agreement (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.45

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.46

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.3 to CPE Inc.’s Current Report on Form 8-K filed on March 11, 2013 (File No. 001-34547)) †

10.47

Form of 2013 Cloud Peak Energy Inc. 2009 Long Term Incentive Plan Director Restricted Stock Unit Agreement (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.’s Annual Report on Form 10-K filed on February 14, 2013 (File No. 001-34547))

Annual Incentive Plan

10.48	Form of Cloud Peak Energy Inc. Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.35 to Amendment No. 5 to CPE Inc.’s Form S-1 filed on November 16, 2009 (File No. 333-161293)) †

10.49	Cloud Peak Energy Inc. 2013 Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34547)) †

Deferred Compensation Plan

10.50

Form of Deferred Compensation Plan for Cloud Peak Energy Resources LLC (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Current Report on Form 8-K filed on March 22, 2011 (File No. 001-34547)) †

10.51

First Amendment to the Cloud Peak Energy Resources LLC Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.47 to CPE Inc.’s Annual Report on Form 10-K filed on February 14, 2013 (File No. 001-34547)) †

10.52

Second Amendment to the Cloud Peak Energy Resources LLC Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Quarterly Report on Form 10-Q filed on October 30, 2013 (File No. 001-34547)) †

ESPP

10.53

Amended and Restated Employee Stock Purchase Plan dated October 3, 2013 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Quarterly Report on Form 10-Q filed on October 30, 2013 (File No. 001-34547)) †

Employment Agreements

10.54

Employment Agreement between Cloud Peak Energy Inc. and Colin Marshall dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.40 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

Exhibit Number	Description of Documents

10.55

Employment Agreement between Cloud Peak Energy Inc. and Michael Barrett dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.41 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.56

Employment Agreement between Cloud Peak Energy Inc. and A.N.H. Taylor dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.42 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.57

Employment Agreement between Cloud Peak Energy Inc. and Gary Rivenes dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.43 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.58

Employment Agreement between Cloud Peak Energy Inc. and James Orchard dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.44 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.59

Employment Agreement between Cloud Peak Energy Inc. and Cary Martin dated as of November 14, 2009 (Incorporated herein by reference to Exhibit 10.45 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.60

Employment Agreement between Cloud Peak Energy Inc. and Bryan Pechersky dated as of March 3, 2010 (Incorporated herein by reference to Exhibit 10.46 to CPE Inc.’s Annual Report on Form 10-K filed on March 17, 2010 (File No. 001-34547)) †

10.61

Employment Agreement between Cloud Peak Energy Inc. and Todd A. Myers dated as of July 6, 2010 (Incorporated herein by reference to Exhibit 10.2 to CPE Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 001-34547)) †

10.62

Employment Agreement between Cloud Peak Energy Inc. and Bruce Jones dated as of July 8, 2013 (Incorporated herein by reference to Exhibit 10.1 to CPE Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2013 (File No. 001-34547)) †

Other Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges for CPE Inc. and CPE Resources

21.1*	List of subsidiaries of CPE Inc.

21.2*	List of subsidiaries of CPE Resources

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Inc.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for CPE Resources

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

Exhibit Number	Description of Documents

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Inc.

32.3*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

32.4*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CPE Resources

95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Document

* Filed or furnished herewith, as applicable

† Management contract or compensatory plan or arrangement